Form 10QSB
period 1996-03-31
SEL-LEB MARKETING INC
filed 1996-05-15
CIK 934853

                     U.S. Securities and Exchange Commission
                             Washington, D.C  20549

                                   FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
     For the transition period from................to .................
                         Commission file number 1-13856

                             Sel-Leb Marketing, Inc.
                     (Exact name of small business issuer as
                            specified in its charter)



         New York                                         11-3180295
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                      Identification No.)

                    1435 51st Street, North Bergen, NJ 07047
                    (Address of principal executive offices)

                                  201-864-3316
                           (Issuer's telephone number)


(Former Name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,440,000 shares of common stock as of May 14, 1996.


     Transitional Small Business Disclosure Format (check one):

                               Yes [ ]     No [X]

                             SEL-LEB MARKETING, INC.

                                TABLE OF CONTENTS





                                                                 Page No.

Part I    Financial Information

     Item 1.   Financial Statements




               Balance sheet at December 31, 1995                     1
               Balance sheet at March 31, 1996                        2

               Statement of Operations for the three months           3
               ending March 31, 1996 and 1995

               Statement of Cash Flows for the three months
               ending March 31, 1996 and 1995                         4

               Statement of Shareholder's Equity at March 31,
               1996.                                                  5

               Notes to Financial Statements                          6 - 8

     Item 2.   Management's Discussion and Analysis or Plan
               Of Operation                                           9- 10


Part II   Other Information

     Item 4.   Submission of Matters to a Vote of Security Holders    11

     Item 6.   Exhibits and Reports on Form 8-K                       11

               Signatures                                             11


                         SEL-LEB MARKETING, INC.
                          AUDITED BALANCE SHEET
                            DECEMBER 31, 1995

                                 ASSETS


Current Assets:
 Cash and cash equivalents                                   $   832,970
 Accounts receivable - net                                     2,175,813
 Inventory - net                                               2,470,086
 Prepaid expenses and other
  current assets                                                 353,557
 Deferred income tax asset,
  net of valuation allowance                                      52,000
                                                              ----------

   Total current assets                                        5,884,426

Property and equipment - net                                     270,703
Goodwill                                                         280,823
Other assets                                                       3,611
                                                              ----------

   Total assets                                               $6,439,563
                                                              ----------
                                                              ----------


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

 Accounts Payable and accrued expenses                        $1,021,307
 Due to others                                                    38,245
 Income taxes payable                                            269,525
                                                              ----------

   Total current liabilities                                   1,329,077

Long-term debt related
 parties                                                         469,000
                                                              ----------


 Total liabilities                                             1,798,077
                                                              ----------

Common Stock - $.01 par value;
 authorized 40,000,000 shares, issued
 and outstanding 7,440,000 shares (Note 1)                        74,400
Additional paid-in capital                                     4,136,563
Retained earnings                                                430,523
                                                              ----------

 Shareholders' Equity                                          4,641,486
                                                              ----------

 Total Liabilities and Shareholders' Equity                   $6,439,563
                                                              ----------
                                                              ----------

                        See notes to financial statements

                             SEL-LEB MARKETING, INC.
                             UNAUDITED BALANCE SHEET
                                  MARCH 31, 1996

                                      ASSETS


Current Assets:
 Cash and cash equivalents                                    $     72,388
 Accounts receivable - net                                       2,260,823
 Inventory - net                                                 3,289,298
 Prepaid expenses and other
  current assets                                                   175,866
 Deferred income tax asset,
  net of valuation allowance                                        52,000
                                                              ------------
  Total current assets                                           5,850,375

Property and equipment - net                                       316,872
Goodwill                                                           273,741
Other assets                                                         3,611
                                                              ------------

 Total assets                                                   $6,444,599
                                                              ------------
                                                              ------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

 Accounts payable and accrued expenses                        $1,413,456
 Due to others                                                    20,245
 Income taxes payable                                            231,968
                                                              ----------

   Total current liabilities                                   1,665,669
                                                              ----------

   Total liabilities                                           1,665,669
                                                              ----------

Common Stock - $.01 par value;
 authorized 40,000,000 shares, issued
 and outstanding 7,440,000 shares (Note 1)                        74,400
Additional paid-in capital                                     4,183,464
Retained earnings                                                521,066
                                                              ----------

  Shareholders' equity                                         4,778,930
                                                              ----------

  Total Liabilities and Shareholders' equity                  $6,444,599
                                                              ----------
                                                              ----------


                        See notes to financial statements

                             SEL-LEB MARKETING, INC.
                         UNAUDITED STATEMENTS OF INCOME


                                                         THREE MONTHS ENDED
                                                         ------------------

                                                     MARCH 31,         MARCH 31,
                                                     ---------         ---------
                                                       1996              1995
                                                       ----              ----
                                                                       (Note 1)
Revenue:

 Net Sales                                          $3,070,765        $2,354,848

Operating Expenses:
 Cost of sales                                       2,283,866         1,777,363
 Selling, general and administrative expenses          645,511           432,887
                                                    ----------        ----------

  Total operating expenses                           2,929,377         2,210,250

Operating income                                       141,388           144,598
Interest income                                          9,902                 0
Interest expense                                       (12,243)         (37,953)
                                                    ----------        ----------

Income before provision for
 income taxes                                          139,048           106,645

Provision for income taxes (Note 4)                     48,505            14,000
                                                    ----------        ----------

Net income                                          $   90,543        $   92,645
                                                    ----------        ----------
                                                    ----------        ----------

Proforma information (unaudited)
 Net income (Note 4)                                $   90,543        $   49,100
                                                    ----------        ----------
                                                    ----------        ----------


Primary earnings per share                               $0.01            $0.01
                                                    ----------        ---------
                                                    ----------        ---------


Fully diluted earnings per share                         $0.01            $0.01
                                                    ----------        ---------
                                                    ----------        ---------


                        See notes to financial statements

                             SEL-LEB MARKETING, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                       1996             1995
                                                       ----             ----
                                                                      (Note 1)
Cash flow from operating activities:

 Net Income                                            $90,543          $92,645
 Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
   Imputed interest on noninterest bearing loans             0            4,225
   Depreciation                                         25,126              425
   Changes in operating assets and liabilities:
    (Increase) in accounts receivable                  (85,010)         146,926
    (Increase) in inventories                         (819,212)        (244,687)
    Increase in due from affiliates                          0          (28,226)
    (Increase) decrease in prepaid expenses and
      other current assets                              177,691          32,141
    Increase in accounts payable and accrued expenses   354,593         (21,969)
    (Decrease) in due to affiliates                     (18,000)        118,315
                                                      ---------         -------

    Net cash provided by (used in) operating
      activities                                      ($274,269)      $  99,795
                                                       --------       ---------


Cash flow from investing activities:
 Net (advances to) repayments from affiliates           (64,213)         60,000
                                                      ---------       ---------


Cash flow from financing activities:
 Net proceeds from notes to bank                              0         150,000
 Net repayment of long term debt
  to related parties                                   (422,099)              0
 Deferred offering costs paid from IPO                        0         (43,250)
                                                      ---------       ---------

   Net cash provided by (used in) financing
    activities                                         ($422,099)      $106,750
                                                      ----------       --------

Net increase (decrease) in cash                        ($760,582)      $266,545
                                                      ----------       --------
                                                      ----------       --------
Cash at beginning of period                             $832,970       $179,536
                                                      ----------       --------
                                                      ----------       --------
Cash at end of period                                  $  72,388       $476,081
                                                      ----------       --------
                                                      ----------       --------




                        See notes to financial statements

                             SEL-LEB MARKETING, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY



                                                        Additional

                                    Common Shares        Paid-In      Retained   Shareholders'

                                  Shares     Amount      Capital      Earnings     Equity
                                  ------     ------      -------      --------     ------
Balance at December 31, 1995    7,440,000   $74,400     $4,136,563    $430,523    $4,641,486



Discount in connection
 with repayment of
 related party debt                             ---         46,901         ---        46,901


Net income                                      ---            ---      90,543        90,543
                                ---------   -------     ----------    --------    ----------


Balance at March 31, 1996       7,440,000   $74,400     $4,183,464    $521,066    $4,778,930
                                ---------   -------     ----------    --------    ----------
                                ---------   -------     ----------    --------    ----------



                        See notes to financial statements

                            SEL-LEB MARKETING, INC
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(The information pertaining to the three month periods ending March 31,
                    1995 and 1996 are unaudited)

1.   BASIS OF PRESENTATION, EVENTS, AND INITIAL PUBLIC OFFERING

     The financial statements of Sel-Leb Marketing, Inc., ("the Company") included herein have been prepared pursuant to Generally Accepted Accounting Principles and have not been examined by independent public accountants. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly the results of operation have been made. Pursuant to Securities and Exchange Commission ("SEC") rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The disclosures contained herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed with the SEC on March 31, 1996. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     The Company completed in July 1995 its initial public offering ("IPO") of 920,000 units, each unit consisting of one share of common stock and one warrant entitling the holder to purchase one share of common stock at an exercise price of $6.00 per share. The warrants will be exercisable for a three year period commencing July 13, 1996. The Company used a portion of the net proceeds of the IPO to repay bank and bridge loans outstanding as of the date of the IPO.

     On January 4, 1995, the Company increased its authorized number of shares to 10,000,000 shares of common stock, effected a 17,760.8 for 1 stock split and changed the par value of its common stock from no par to $.01 par. On May 18, 1995, the Company effected a .810706 reverse stock split. In February 1996, the Company increased its authorized number of shares to 40,000,000 shares of common stock and consummated a 3 for 1 stock split, which was effected as a share distribution pursuant to which each holder of a share of common stock received two additional shares for each share held. The increase in authorized shares and the stock splits have been given

                          SEL-LEB MARKETING, INC.
                       NOTES TO FINANCIAL STATEMENTS

     retroactive effect in the accompanying financial statements.

     On May 18, 1995, the Company and Linette Cosmetics, Inc. ("Linette"), two companies with the same ownership interests, merged, with the Company as the surviving corporation. In addition, certain shareholders of the Company contributed their 60% interest in Lea Cosmetics, Inc. ("Lea") to the Company in connection with the IPO. The Company purchased the remaining 40% interest in Lea immediately prior to consummation of its IPO and Lea was subsequently merged into the Company in August 1995. The purchase price for the 40% interest in Lea consisted of 180,000 shares of common stock, 90,000 of which were issued in January 1996 upon Lea's achieving certain sales volume for 1995.


     The merger of Linette with and into the Company and the contribution of the 60% interest in Lea to the Company, have been reported at historical cost in a manner similar to a pooling of interests. The purchase of the 40% interest in Lea by the Company has been accounted for as a purchase. The accompanying unaudited statement of operations for the three month period ended March 31, 1995 presents the results of operation of the Company as if these transactions had occured on January 1, 1995.

2.   EARNINGS PER SHARE


     Earnings per share amounts are computed based on the weighted average numbers of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds of such exercise at the average market price of the Company's stock.

     Pursuant to the modified treasury stock method, the number of shares purchased has been limited to 20% of the outstanding shares and the balance of funds has been hypothetically invested in U.S. government securities or commercial paper with appropriate recognition of any income tax effect.

     For the three months ended March 31, 1996, the number of shares used in the computation of primary earnings per share and fully dilutive earnings per share were 13,977,189 and 14,154,955, respectively. For the comparable period in 1995 the number of shares used for both calculations amounted to 4,969,089.

3.   ACQUISITION

     In July 1995, the Company purchased the 40% interest in Lea in a business combination accounted for as a purchase. The purchase price was 180,000 shares of newly issued, unregistered shares of the Company's common stock, 90,000 of which were issued in January 1996 upon Lea's achieving certain sales volume for 1995. The accompanying financial

                              SEL-LEB MARKETING, INC.
                           NOTES TO FINANCIAL STATEMENTS

     statements reflect the issuance of these shares of common stock as if they were issued on December 31, 1995. The fair value of the assets acquired, including approximately $281,000 allocated to goodwill, which is being amortized over 10 years, amounted to approximately $384,000 and liabilities assumed amounted to approximately $101,000. Amortization expense related to goodwill and charged to operations amounted to $7,082 for the three months ended March 31, 1996.

     The Company reviews the carrying value of goodwill for impairment periodically and whenever events or changes in circumstances indicate that the amount may not be recoverable. The review for recoverability includes an estimate by the Company of the future undiscounted cash flows expected to result from the use of the assets acquired and their eventual disposition. An impairment will be recognized if the carrying value of the assets exceeds the estimated future undiscounted cash flows of those assets.

4.   PROVISION FOR INCOME TAX

     The provision for income tax for the three month period ended March 31, 1996 and the pro forma provisions for the three month period ended March 31, 1995 reflects the Company's earnings taxed for Federal and certain State income tax purposes at the statutory rates. Prior to the merger of Linette with and into the Company, the Company was treated as an S Corporation, with its earnings taxed for federal and certain state income tax purposes directly to its shareholders.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Financial Statements of the company and related notes thereto.

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO THE
                CORRESPONDING PERIOD ENDING MARCH 31, 1995

      Net sales for the three months ended March 31, 1996 were $3,070,765 compared to $2,354,848 for the three months ended March 31, 1995, representing an increase of 30%. This increase in net sales resulted from increases in both the sales of the Company's own proprietary brand name line of beauty aids and cosmetics and sales of opportunity distribution merchandise.

      Cost of sales increased from $1,777,363 for the three month period in 1995 to $2,283,866 for the same period in 1996. However, the cost of goods sold decreased as a percentage of sales from 75.5% in 1995 to 74.4% in 1996, reflecting increased sales of the Company's proprietary brand name line of beauty aids and cosmetics which products generally have a higher profit margin than other merchandise sold by the Company.

      Selling, general and administrative ("SG&A") expenses increased from $432,887 in 1995 to $645,511 in 1996. The principal components of SG&A are payroll, rent, commissions, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses. The increase in SG&A expenses in 1996 resulted primarily from the increased payroll and travel incurred by the Company in connection with its growth and its status as a public company.

      As a result of the increase in the cost of sales and the increase in SG&A expenses, total operating expenses increased from $2,210,250 in 1995 to $2,929,377 in 1996.

      As a result of the increase in operating expenses, operating income decreased from $144,598 in 1995 to $141,388 in 1996. The increase in interest income of $9,902 in 1996 compared to $-0- in 1995 and the decrease in interest expense from $37,953 in 1995 to $12,243 in 1996 resulted in an increase in income before provision for income tax of $106,645 in 1995 to $139,048 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company used working capital to pay long term debt to related parties in the amount of $422,099. The Company received a discount of $46,901 on the outstanding balance and increased additional paid in capital by a corresponding amount. The Company also used cash to take advantage of buying opportunities that management believes will be profitable in subsequent quarters. The payment to related parties, together, with the increase in inventory of $819,212 during the period, resulted in decreases in cash from $832,970 as of December 31, 1995 to $72,388 on March 31, 1996 and an increase in accounts payable and accrued expenses of $354,593 for the period.

      On November 6, 1995, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with United Jersey Bank (the "Lender") pursuant to which it obtained a revolving line of credit for general working capital purposes in an aggregate principal amount up to $2,000,000, subject to a borrowing base limitation. The line of credit bears interest at fluctuating rates per annum based on the "Prevailing Base Rate" (as defined in the Loan Agreement) of the Lender. As of May 13, 1996, the Company has outstanding $170,000 under this line of credit. The Company had no borrowings under such line of credit as of March 31, 1996. Any funds borrowed by the Company under the Loan Agreement are secured primarily by the inventory and receivables of the Company. The Loan Agreement terminates on May 31, 1996. Although the Company is negotiating to renew this Agreement beyond May 31, 1996, there can be no assurance that the Loan Agreement will be renewed at such time.

      At March 31, 1996, the Company had working capital of $4,184,706.

      The Company anticipates that its working capital condition, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated.
Except for the Loan Agreement, which expires on May 31, 1996, the Company has no current arrangements with respect to, or sources of, additional financing.
 Accordingly, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's long-term liquidity and on the proposed business expansion plans of the Company.

PART II  OTHER INFORMATION

     Item 4.   SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 28, 1996, the Company held a special meeting of its shareholders for the purpose of voting on a proposal (the "Proposal") to amend the Company's Certificate of Incorporation in order to increase the number of authorized shares of capital stock of the Company from 10,000,000 shares of common stock to 40,000,000 shares of common stock. Subsequently the Company declared a 3 for 1 stock split which was effected as a share distribution pursuant to which each holder of common stock received two additional shares for each share held (the "Share Distribution"). The Proposal was approved by the affirmative vote of shareholders holding 5,929,500 of the 7,440,000 shares of common stock outstanding (as adjusted to reflect the Share Distribution). No shareholders voted against the proposal, and there were no abstentions.

     Item 6    EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          11. Statement re computation of earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

          27.  Financial Data Schedule

     B.   Reports on Form 8-K

          No reports on Form 8-K have been filed by the Registrant.

                             Signatures

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

SEL-LEB MARKETING, INC.

                              /s/ Jan S. Mirsky
                              -------------------------------------------------
                              Jan S. Mirsky
                              Executive Vice President - Finance and
                              Chief Operating Officer
Dated: May 14, 1996           as both duly authorized officer of the registrant
                              and as principal financial officer of registrant.