Form 10QSB
period 1996-06-30
SEL-LEB MARKETING INC
filed 1996-08-14
CIK 934853

U.S. Securities and Exchange Commission
                             Washington, D.C  20549

                                   Form 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
     For the transition period from ........to ...........
                         Commission file number 1-13856

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

                               Yes [X]     No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,475,000 shares of common stock as of August 8, 1996.

     Transitional Small Business Disclosure Format (check one):

                               Yes [ ]     No [X]

                             SEL-LEB MARKETING, INC.

                                TABLE OF CONTENTS




                                                                    Page No.

Part I    Financial Information

      Item 1.  Financial Statements (Unaudited)


               Balance sheet at December 31, 1995                    1
               Balance sheet at June 30, 1996                        2

               Statement of Income for the three months              3
               ending June 30, 1996 and 1995

               Statement of Income for the six months                4
               ending June 30, 1996 and 1995

               Statement of Cash Flows for the six months
               ending June 30, 1996 and 1995                         5

               Statement of Shareholder's Equity at June 30,
               1996.                                                 6

               Notes to Financial Statements
                                                                     7 - 9

      Item 2.  Management's Discussion and Analysis or Plan
               Of Operation
                                                                     10 - 12


Part II   Other Information

      Item 2.  Changes in Securities                                 13

      Item 4.  Submission of Matters to a Vote of Security Holders
                                                                     13 - 14

      Item 6.  Exhibits and Reports on Form 8-K                      14

               Signatures                                            14

                          SEL-LEB MARKETING, INC.
                           AUDITED BALANCE SHEET
                             DECEMBER 31, 1995

                                   ASSETS

 Current Assets:

   Cash and cash equivalents                                   $   832,970
   Accounts receivable - net                                     2,175,813
   Inventory                                                     2,470,086
   Prepaid expenses and other
     current assets                                                353,557
   Deferred income tax asset,
     net of valuation allowance                                     52,000
                                                                ----------

     Total current assets                                        5,884,426

 Property and equipment - net                                      270,703
 Goodwill                                                          280,823
 Other assets                                                        3,611
                                                                ----------
      Total assets
                                                                $6,439,563
                                                                ==========
                    LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:

   Accounts payable and accrued expenses                       $   941,242
   Due to affiliates                                               118,310
   Income taxes payable                                            269,525
                                                                ----------

     Total current liabilities                                   1,329,077

   Long-term debt related
     parties                                                       469,000
                                                                ----------

     Total liabilities                                           1,798,077
                                                                ----------


   Common Stock - $.01 par value;
     authorized 40,000,000 shares, issued
     and outstanding 7,440,000 shares (Note 1)                      74,400
   Additional paid-in capital                                    4,136,563
   Retained earnings                                               430,523
                                                                ----------

     Shareholders' equity                                        4,641,486
                                                                ----------

     Total Liabilities and Shareholders' Equity                 $6,439,563
                                                                ==========

             See Notes to Financial Statements

                          SEL-LEB MARKETING, INC.
                          UNAUDITED BALANCE SHEET
                               JUNE 30, 1996

                                   ASSETS

 Current Assets:

   Cash and cash equivalents                                 $     37,263
   Accounts receivable - net                                    2,496,207
   Due from affiliates                                             50,000
   Inventory                                                    3,042,088
   Prepaid expenses and other
     current assets                                               243,785
   Deferred income tax asset,
     net of valuation allowance                                   52,000
                                                               ----------
                                                                5,921,343
     Total current assets
                                                                  319,455
  Property and equipment - net                                    266,660
  Goodwill                                                          3,611
                                                               ----------
  Other assets
                                                               $6,511,069
                                                               ==========
     Total assets
                    LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:

   Accounts payable and accrued expenses                       $1,014,554
   Due to affiliates                                               84,067
   Income taxes payable                                           307,884
   Loan payable                                                   225,000
                                                               ----------

     Total current liabilities                                  1,631,505
                                                               ----------

     Total liabilities                                          1,631,505
                                                               ----------



 Common Stock - $.01 par value;
   authorized 40,000,000 shares, issued
   and outstanding 7,440,000 shares (Note 1)                       74,400
 Additional paid-in capital                                     4,183,464
 Retained earnings                                                621,700
                                                               ----------

     Shareholders' equity                                       4,879,564
                                                               ----------

     Total Liabilities and Shareholders' Equity                $6,511,069
                                                               ==========

                     See Notes to Financial Statements

                             SEL-LEB MARKETING, INC.
                         UNAUDITED STATEMENTS OF INCOME


                                                       THREE MONTHS ENDED
                                                       ------------------

                                                                     (Note 1)
                                                    JUNE 30,         JUNE 30,
                                                    --------         --------
                                                      1996             1995
                                                      ----             ----
 Revenue:

   Net Sales                                      $3,339,281        $2,688,525



 Operating Expenses:
   Cost of sales                                   2,493,772         1,986,352
   Selling, general and administrative               667,533           523,824
                                                  ----------         ---------
 expenses
                                                   3,161,305         2,510,176
     Total operating expenses

 Operating income                                    177,976           178,349
 Interest income                                         318                 0
 Interest expense                                     (1,745)          (43,308)
                                                  -----------      ------------

 Income before provision for
   income taxes                                      176,549           135,041

 Provision for income taxes (Note 4)                  75,916            14,855
                                                 ------------       ----------

 Net income                                     $    100,633       $   120,186
                                                =============      ============

 Pro forma information
   Net income (Note 4)                          $    100,633       $    76,973
                                                =============      ============

 Primary earnings per share                     $        .02       $       .02
                                                =============      ============

 Fully diluted earnings per share               $        .01       $       .02
                                                =============      ============



                        See Notes to Financial Statements

                             SEL-LEB MARKETING, INC.
                         UNAUDITED STATEMENTS OF INCOME



                                                        SIX MONTHS ENDED
                                                        ----------------
                                                                      (Note 1)
                                                    JUNE 30,          JUNE 30,
                                                    --------          --------
                                                      1996              1995

 Revenue:

    Net Sales                                      $6,410,046       $5,043,373

 Operating Expenses:

    Cost of sales                                   4,780,609        3,763,715
    Selling, general and administrative             1,309,422          958,636
                                                --------------      -----------
 expenses
                                                    6,090,031        4,722,351
      Total operating expenses

 Operating income                                     320,015          321,022
 Interest income                                       10,221                0
 Interest expense                                     (13,987)         (81,261)
                                                   -----------      -----------
 Income before provision for
    income taxes                                      316,249          239,761

 Provision for income taxes (Note 4)                  125,072           26,374
                                                   -----------      -----------

 Net income                                       $   191,177      $   213,387
                                                  ============     ============

 Pro forma information (unaudited)
    Net income (Note 4)                           $   191,177      $   136,664
                                                  ============     ============

 Primary earnings per share                       $      0.03      $      0.03
                                                  ============     ============

 Fully diluted earnings per share                 $      0.01      $       .03
                                                  ============     ============


                        See Notes to Financial Statements

                                     SEL-LEB MARKETING, INC.
                               UNAUDITED STATEMENTS OF CASH FLOWS

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                             -------

                                                                      1996              1995
                                                                      ----              ----
                                                                                      (Note 1)

 Cash flow from operating activities:

   Net income                                                       $191,177          $213,387
   Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
     Imputed interest on noninterest bearing loans                         0             4,226
     Depreciation                                                     57,015               425
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                            (320,394)         (884,250)
       (Increase) in due from affiliates                             (50,000)                0
       (Increase) in inventories                                    (572,002)         (255,351)
        Increase in due from affiliates                                    0           (59,820)
        Decrease in prepaid expenses and
         other current assets                                        109,772           107,982
       Increase in accounts payable, accrued expenses
         and income taxes payable                                    111,671           685,201
      (Decrease) in due to affiliates                                (34,243)                0
                                                                     -------         ----------


       Net cash used in operating
         activities                                                ($507,004)       ($188,200)
                                                                   ----------       ----------

 Cash flow from investing activities:
    Expenditures for capital equipment                               (91,604)
                                                                   ----------       -----------


 Cash flow from financing activities:
   Net proceeds from bridge loan                                           0           250,000
   Net proceeds from notes to bank                                   225,000            50,000
   Net repayment of long term debt
     to related parties                                             (422,099)                0
    Net proceeds from receivables in connection with stock                 0            21,000
   Deferred offering costs paid from IPO                                   0          (175,350)
                                                                   ----------         ---------

       Net cash provided by (used in) financing
         activities                                                ( 197,099)          145,650
                                                                   ----------         ---------

 Net increase (decrease) in cash                                   ( 795,707)          (42,550)
                                                                   =========         ==========
 Cash at beginning of period                                         832,970           177,394
                                                                     ========       ===========
 Cash at end of period                                             $  37,263       $   134,844
                                                                   =========       ============

             See Notes to Financial Statements

                                        SEL-LEB MARKETING, INC.
                                   STATEMENT OF SHAREHOLDERS' EQUITY



                                                                Additional

                                          Common Shares           Paid-In     Retained    Shareholders'

                                      Shares         Amount       Capital     Earnings       Equity
                                      ------         ------       -------     --------       ------

 Balance at December 31, 1995       7,440,000        $74,400    $4,136,563    $430,523     $4,641,486


 Discount in connection
   with repayment of
   related party debt                                    ---        46,901         ---         46,901



 Net income                                              ---           ---     191,177        191,177
                                  -----------      ---------   -----------    --------       --------


 Balance at June 30, 1996           7,440,000        $74,400    $4,183,464    $621,700     $4,879,564
                                    =========        =======    ==========    ========     ==========






                                    See Notes to Financial Statements

                             SEL-LEB MARKETING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (The information pertaining to the six month periods ended June 30, 1995 and
                               1996 are unaudited)


1.   Basis of Presentation, Events, and Initial Public Offering

     The financial statements of Sel-Leb Marketing, Inc., ("the Company") included herein have been prepared pursuant to generally accepted accounting principles and have not been examined by independent public accountants. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly the results of operation have been made. Pursuant to Securities and Exchange Commission ("SEC") rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The disclosures contained herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed with the SEC on March 31, 1996 and its Registration Statement on Form SB-2, Registration No. 333-6057, declared effective on July 12, 1996 by the SEC. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The Company completed in July 1995 its initial public offering ("IPO") of 920,000 units (the "IPO Units"), each IPO Unit consisting of one share of common stock and one warrant entitling the holder to purchase one share of common stock at an exercise price of $6.00 per share. The Warrants are exercisable for a three year period commencing July 13, 1996. The Company used a portion of the net proceeds of the IPO to repay bank and bridge loans outstanding as of the date of the IPO.

     On January 4, 1995, the Company increased its authorized number of shares to 10,000,000 shares of common stock, effected a 17,760.8 for 1 stock split and changed the par value of its common stock from no par to $.01 par. On May 18, 1995, the Company effected a .810706 reverse stock split. In February 1996, the Company increased its authorized number of shares to 40,000,000 shares of common stock and consummated a 3 for 1 stock split, which was effected as a share distribution pursuant to which each holder of a share of common stock received two additional shares for each share held.In connection with the February 1996 3-for-1 stock split, the Company adjusted the terms of the warrants to provide that each warrant would thereafter entitle the holder to purchase three shares of common stock at an exercise price of $2.00 per share. On June 6, 1996, the Company elected to split the warrants, as a result of which, effective June 20, 1996, each warrant to purchase three shares of common stock at an exercise price of $2.00 per share was converted into three warrants, each to purchase one share of common stock at an exercise price of $2.00 per share. The increase in authorized shares and the stock splits have

                                                         SEL-LEB MARKETING, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

     been given retroactive effect in the accompanying financial statements.

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

     The merger of Linette with and into the Company and the contribution of the 60% interest in Lea to the Company, have been reported at historical cost in a manner similar to a pooling of interests. The purchase of the 40% interest in Lea by the Company has been accounted for as a purchase. The accompanying unaudited statement of income for the three and six months period ended June 30, 1995 presents the results of operations of the Company as if these transactions had occurred on January 1, 1995.


2.   Earnings Per Share

     Earnings per share amounts are computed based on the weighted average numbers of shares actually outstanding plus the shares that would be outstanding assuming exercise of diluted stock options and warrants, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds of such exercise at the average market price of the Company's stock.

     Pursuant to the modified treasury stock method, the number of shares purchased has been limited to 20% of the outstanding shares and the balance of funds has been hypothetically invested in U.S. government securities or commercial paper with appropriate recognition of any income tax effect.

     For the three andsix months ended June 30, 1996, the number of shares used in the computation of primary earnings per share and fully diluted earnings per share were 13,976,911 and 14,275,994, respectively. For the comparable period in 1995 the number of shares used for both calculations amounted to 4,969,089.

3.   Acquisition

     In July 1995, the Company purchased the 40% interest in Lea in a business combination

                                                         SEL-LEB MARKETING, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

     accounted for as a purchase. The purchase price was 180,000 shares of newly issued, unregistered shares of the Company's common stock, 90,000 of which were issued in January 1996 upon Lea's achieving certain sales volume for 1995. The accompanying financial statements reflect the issuance of these shares of common stock as if they were issued on December 31, 1995. The fair value of the assets acquired, including approximately $283,000 allocated to goodwill, which is being amortized over 10 years, amounted to approximately $384,000 and liabilities assumed amounted to approximately $101,000. Amortization expense related to goodwill and charged to operations amounted to $14,163 for the six months ended June 30, 1996.

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


4.   Provision for Income Tax and Pro Forma Information

     The provision for income tax for the three and six month periods ended June 30, 1996 and the pro forma provision for the three and six month periods ended June 30, 1995 reflects the Company's earnings taxed for Federal and certain State income tax purposes at statutory rates. Prior to the merger of Linette with and into the Company, the Company was treated as an S-Corporation, with its earnings taxed for federal and certain state income tax purposes directly to its shareholders. In addition, pro forma net income for the three and six month periods included minority interest in earnings of subsidiary. For the three month period ended June 30, 1995 the amount included was $18,475 and for the six month period ended June
     30, 1995 the amount included was $90,498.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

     The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with
the Financial Statements of the Company and related notes thereto.   This
Quarterly Report on Form 10-QSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to general trends in the retail industry, the ability of the Company to successfully implement its expansion plans, consumer acceptance of any products developed and sold by the Company, the ability of the Company to develop its "celebrity" product business and other factors set forth herin or in reports and other documents filed by the Company with the SEC.

Results of Operations: Three and Six Month Periods Ended June 30, 1996
- --------------------------------------------------------------------------
Compared to the Corresponding Periods Ended June 30, 1995
- ---------------------------------------------------------

     Net sales for the three months ended June 30, 1996 were $3,339,281 compared to $2,688,525 for the three months ended June 30, 1995, representing an increase of 24%. For the six month period ended June 30, 1996 net sales was $6,410,046 compared to $5,043,373 for the corresponding period in 1995 representing an increase of 27.1%. This increase in net sales resulted from increases in both the sales of the Company's own proprietary brand name line of beauty aids and cosmetics and sales of merchandise acquired in connection with the Company's opportunistic purchasing business.

     Cost of sales increased from $1,986,352 for the three month period in 1995 to $2,493,772 for the same period in 1996. For the six month period ending June 30, 1995 and 1996 cost of sales were $3,763,715 and $4,780,609 respectively. The cost of goods sold as a percentage of sales, 74.6% in both 1995 and 1996 for the six month period ended June 30, remained unchanged.

     Selling, general and administrative ("SG&A") expenses increased from $523,824 for the three month period ending June 30 1995 compared to $667,533 for the comparable period in 1996. SG&A for the six month period ending June 30th was $958,636 in 1995 and $1,309,422 in 1996. The principal components of SG&A are payroll, rent, commissions, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses. The increase in SG&A expenses in 1996 resulted primarily from the increased payroll and travel incurred by the Company in connection with its status as a public company and increased sales activity relating to the development of new accounts and product lines.

     As a result of the increase in the cost of sales and the increase in SG&A expenses, total operating expenses increased from $2,510,250 in 1995 to $3,161,305 in 1996 for the three month period and $4,722,351 in 1995 to $6,090,031 in 1996 for the six month period.

     As a result of the increase in operating expenses, operating income decreased for the six month period from $321,022 in 1995 to $320,015 in 1996. The increase in interest income of $10,221 in 1996 compared to $-0- in 1995 and the decrease in interest expense from $81,261 in 1995 to $13,987 in 1996 resulted in an increase in income before provision for income tax of $239,761 in 1995 to $316,249 in 1996 for the six month period. For the three months ended June 30, 1995 the operating income was $178,349 compared to $177,976 for the three months ended June 30, 1996.

The reduction of interest expense from $43,308 for the three months ended June 30, 1995 to $1,745 for the comparable three months in 1996 resulted in an increase in income before provision for income tax from $135,041 in 1995 to $176,549 in 1996. The pro forma net income for the three and six-month periods ended June 30, 1995 reflects an adjustment to the earnings of the Company for income taxes as if the Company's S corporation status had terminated at the beginning of the period.

Liquidity and Capital Resources
- -------------------------------

     During 1995, the Company completed the IPO, in which it sold an aggregate of 920,000 IPO Units with each IPO Unit consisting (after giving effect to the February 1996 3-for-1 stock split and the related adjustments to and split of the warrants) of three shares of common stock and three warrants, at a price of $5.00 per IPO Unit for gross proceeds of $4,600,000.

     In May 1995, the Company borrowed, for working capital purposes and to pay a portion of the expenses of the IPO, an aggregate of $250,000 (the "Bridge Financing") from an accredited investor unaffiliated with the Company or any of its executives or directors (the "Bridge Investor"). In connection with the Bridge Financing, the Company issued to the Bridge Investor (I) a note, which bore interest at the rate of 8% per annum and was due and payable on the earlier of the consummation of the IPO or November 23, 1995 (the "Bridge Note") and (ii) 1,000,000 warrants (the "Bridge Warrants"), each of which was exercisable until November 23, 1995 and entitled the holder thereof to purchase three shares of common stock at an exercise price of $2.00 per share. Upon the consummation of the IPO, each Bridge Warrant automatically converted into a warrant having the same terms as the warrants issued in the IPO. The Company used a portion of the proceeds of the IPO to repay the entire principal amount of the Bridge Note, plus accrued interest thereon.

     During the first six months of 1996, the Company used working capital to pay long term debt to related parties in the amount of $422,099. The Company received a discount of $46,901 on the outstanding balance and increased additional paid in capital by a corresponding amount. The Company also used cash to take advantage of buying opportunities in order to increase inventory available for subsequent periods. The payment, to related parties, together with the increase in inventory of $572,002 during the period, resulted in decreases in cash from $832,970 as of December 31, 1995 to $37,263 on June 30, 1996.


     On November 6, 1995, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with United Jersey Bank (the "Lender") pursuant to which it obtained a revolving line of credit for general working capital purposes in an aggregate principal amount up to $2,000,000, subject to a borrowing base limitation. The line of credit bears interest at fluctuating rates per annum based on the "Prevailing Base Rate" (as defined in the Loan Agreement) of the Lender. The Company had $225,000 of borrowings under such line of credit as of June 30, 1996. As of August 8, 1996, the Company had outstanding $550,000 under this line of credit. Any funds borrowed by the Company under the Loan
Agreement are secured primarily by the inventory and receivables of the Company. The Loan Agreement terminates on May 31, 1997. There can be no assurance that the Loan Agreement will be renewed at such time.

     At June 30, 1996, the Company had working capital of $4,292,185.

     The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations and proceeds received from the exercise of warrants, if any, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Loan Agreement, which expires on May 31, 1997, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's long-term liquidity and on the proposed business expansion plans of the Company.

Part II  Other Information

     Item 2.  Changes in Securities
              ---------------------

          In connection with a three-for-one split of the common stock, par value $.01 per share, of the Company ("Common Stock") which was effected in the form of a share distribution on February 29, 1996 (the "Share Distribution"), the terms of the Company's redeemable warrants ("Warrants") were adjusted, pursuant to the terms of the Warrant Agreement, dated as of July 20, 1995 (the "Warrant Agreement"), between the Company, Duke & Co., Inc. and Continental Stock Transfer & Trust Company, to reflect the Share Distribution. Accordingly, effective February 29, 1996, the terms of the Warrants, which had originally entitled the holder thereof to purchase one share of Common Stock at an exercise price of $6.00 per share at any time during the three-year period commencing July 13, 1996 (the "Exercise Period"), were adjusted to provide that each Warrant would thereafter entitle the holder to purchase three shares of Common Stock at an exercise price of $2.00 per share at any time during the Exercise Period. In addition, the redemption terms of the Warrants, which originally provided that the Warrants would be redeemable by the Company at any time commencing July 13, 1996 upon notice of not less than 30 days, at a price of $.05 per Warrant (the "Redemption Price"), provided that the closing bid quotation of the Common Stock on the Nasdaq Small-Cap Market ("NASDAQ") exceeded $10.00 per share (subject to adjustment) for a period of 20 consecutive trading days during the Exercise Period, were adjusted to provide that the Warrants would not be redeemable unless the closing bid quotation on Nasdaq exceed $3.33 per share during the prescribed period.

          As permitted by the terms of the Warrant Agreement, the Board of Directors of the Company elected, on June 6, 1996, to adjust the number of Warrants outstanding (the "Warrant Split"). Pursuant to the Warrant Split, effective on June 20, 1996, each Warrant to purchase three shares of Common Stock at an exercise price of $2.00 per share was converted into three Warrants, each to purchase one share of Common Stock at an exercise price of $2.00 per share. In addition, pursuant to the Warrant Agreement, the Company also adjusted the Redemption Price to $.0167 in order to reflect the Warrant Split.

     Item 4. Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

          The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 29, 1996. At the Annual Meeting, the shareholders of the Company voted upon the election of eight directors, with all eight nominees being elected. The election of directors was the only matter voted upon at the Annual Meeting, with the votes being cast as set forth below. No other director's term of office continued after the Annual Meeting.

                            NUMBER OF VOTES          NUMBER OF VOTES
 NAME                             FOR                    WITHHELD
 ----                      -----------------       --------------------

 Harold Markowitz              7,423,837                  3,600
 Paul Sharp                    7,423,837                  3,600
 Jan S. Mirsky                 7,423,837                  3,600
 Jorge Lazaro                  7,423,837                  3,600
 Jack Koegel                   7,423,837                  3,600
 Stanley R. Goodman            7,423,837                  3,600
 Edward C. Ross                7,423,837                  3,600
 L. Douglas Bailey             7,423,837                  3,600


     Item 6    Exhibits and Reports on Form 8-K
               --------------------------------

     A.  Exhibits

      10.1 First Amendment to Loan and Security Agreement dated as of May 31, 1996 between Registrant and United Jersey Bank.

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

SEL-LEB MARKETING, INC.

                          /s/ Jan S. Mirsky
                          ---------------------------------------------
                          Jan S. Mirsky
                          Executive Vice President - Finance and
                          Chief Operating Officer
Dated: August 14, 1996    as both duly authorized officer of the registrant
                          and as principal financial officer of registrant.