Form 10QSB
period 1996-09-30
SEL-LEB MARKETING INC
filed 1996-11-14
CIK 934853

U.S. Securities and Exchange Commission
                              Washington, D.C 20549

                                   Form 10-QSB

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
              For the transition period from __________to__________
                         Commission file number 1-13856

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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,161,177 shares of common stock as of November 11, 1996.

     Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                             SEL-LEB MARKETING, INC.

                                TABLE OF CONTENTS




                                                                        Page No.

Part I     Financial Information

      Item 1.      Financial Statements (Unaudited)


                   Balance sheet at December 31, 1995                      1

                   Balance sheet at September 30, 1996                     2

                   Statements of Income for the three months               3
                   ending September 30, 1996 and 1995

                   Statements of Income for the nine months                4
                   ending September 30, 1996 and 1995

                   Statements of Cash Flows for the nine months
                   ending September 30, 1996 and 1995                      5

                   Statement of Shareholders' Equity at September 30,      6
                   1996.

                   Notes to Financial Statements                           7-10

      Item 2.      Management's Discussion and Analysis or Plan
                   Of Operation                                            11-13


Part II    Other Information

      Item 6.      Exhibits and Reports on Form 8-K                        14

                   Signatures                                              14

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
                                                                      ==========

                        See Notes to Financial Statements

                             SEL-LEB MARKETING, INC.
                             UNAUDITED BALANCE SHEET
                               SEPTEMBER 30, 1996

                                     ASSETS
Current Assets:

  Cash and cash equivalents                                           $  193,294
  Accounts receivable - net                                            3,153,036
  Due from affiliates                                                     42,940
  Inventory                                                            3,558,422
  Prepaid expenses and other
    current assets                                                       382,840
  Deferred income tax asset,
    net of valuation allowance                                            52,000
                                                                      ----------
    Total current assets                                              7, 382,532

 Property and equipment - net                                            312,103
 Goodwill                                                                260,939
 Other assets                                                              3,611
                                                                      ----------

    Total assets                                                      $7,959,185
                                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                               $1,547,959
  Due to affiliates                                                       70,040
  Income taxes payable                                                   369,036
                                                                      ----------

    Total current liabilities                                          1,987,035
                                                                      ----------
    Total liabilities                                                  1,987,035
                                                                      ----------

Common Stock - $.01 par value;
  authorized 40,000,000 shares, issued
  and outstanding 7,879,977 shares (Note 1)                               78,800
Additional paid-in capital                                             4,988,547
Retained earnings                                                        904,803
                                                                      ----------

    Shareholders' equity                                               5,972,150
                                                                      ----------
    Total Liabilities and Shareholders' Equity                        $7,959,185
                                                                      ==========

                        See Notes to Financial Statements

                             SEL-LEB MARKETING, INC.
                         UNAUDITED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                                   (Notes 1 & 4)
                                                       SEPT. 30,      SEPT. 30,
                                                       ---------      ---------
                                                         1996           1995
                                                         ----           ----
Revenue:
  Net Sales (Note 5)                                 $ 3,620,437    $ 3,255,065

Operating Expenses:
  Cost of sales                                        2,405,059      2,375,435
  Selling, general and administrative expenses           705,782        428,315
                                                     -----------    -----------

    Total operating expenses                           3,110,841      2,803,750

Operating income                                         509,596        451,315
Interest income                                            1,334         19,414
Interest expense                                         (10,622)       (18,139)
                                                     -----------    -----------
Income before provision for
  income taxes                                           500,308        452,590

Provision for income taxes (Note 4)                      217,205        194,614
                                                     -----------    -----------

Net income                                           $   283,103    $   257,976
                                                     ===========    ===========

Primary earnings per share (Note 2)                  $       .02    $       .04
                                                     ===========    ===========

Fully diluted earnings per share (Note 2)            $       .02    $       .04
                                                     ===========    ===========


                        See Notes to Financial Statements

                             SEL-LEB MARKETING, INC.
                         UNAUDITED STATEMENTS OF INCOME

                                                         NINE MONTHS ENDED
                                                         -----------------
                                                                   (Notes 1 & 4)
                                                      SEPT. 30,       SEPT. 30,
                                                      ---------       ---------
                                                        1996             1995
                                                        ----             ----
                                                                      Pro Forma
Revenue:

   Net Sales (Note 5)                              $ 10,030,482    $  8,298,440

Operating Expenses:

   Cost of sales                                      7,185,668       6,134,150
   Selling, general and administrative expenses       2,014,068       1,392,210
                                                   ------------    ------------

     Total operating expenses                         9,199,736       7,526,360

Operating income                                        830,746         772,080
Interest income                                          10,419          19,414
Interest expense                                        (24,608)        (99,400)
Income before provision for
   income taxes                                         816,557         692,094
Provision for income taxes (Note 4)                     342,277         297,600
                                                   ------------    ------------
Net income                                         $    474,280    $    394,494
                                                   ============    ============


Primary earnings per share (Note 2)                $        .04    $        .07
                                                   ============    ============
Fully diluted earnings per share (Note 2)          $        .04    $        .07
                                                   ============    ============

                        See Notes to Financial Statements

                             SEL-LEB MARKETING, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                      -------------
                                                                   1996            1995
                                                                   ----            ----
                                                                                 (Note 1)

Cash flow from operating activities:

  Net income (Note 6)                                          $   474,280    $   471,106
  Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
    Imputed interest on noninterest bearing loans                        0          4,226
    Depreciation                                                    88,105          4,244

    Changes in operating assets and liabilities:
      (Increase) in accounts receivable                           (977,223)    (1,758,184)
      (Increase) in due from affiliates                            (42,940)             0
      (Increase) in inventories                                 (1,088,335)    (1,007,349)
      Decrease (Increase) in prepaid expenses and
        other current assets                                       (29,284)       110,463
      Increase in accounts payable, accrued expenses and
        income taxes payable                                       706,228      1,254,646
      (Decrease) in due to affiliates                              (48,270)      (176,305)
                                                               -----------    -----------

      Net cash used in operating
        activities                                             ($  917,439)   ($1,097,153)
                                                               -----------    -----------

Cash flow from investing activities:
   Expenditures for capital equipment                             (109,621)      (126,221)
                                                               -----------    -----------

Cash flow from financing activities:
   S- Corporation distribution from retained earning                     0        (59,902)
   S- Corp distribution accrued from retained earnings                   0        (96,341)
   Net repayment of notes to bank                                        0       (800,000)
   Common stock issued in connection with IPO                            0        (10,100)
   Net repayment of long term debt to related parties             (422,099)      (300,000)
   Proceeds from exercise of options,  and warrants                809,483              0
   Net proceeds from receivables in connection with stock                0         23,000
   Deferred offering costs paid from IPO                                 0       (113,550)
   Minority interest in earnings of subsidiary not reflected
       in September 1995 balance sheet                                   0       (102,718)
   Election from S-Corporation to C-Corporation status                   0       (263,609)

   Net proceeds from additional paid in capital                          0     4,220 ,683
                                                               -----------    -----------
   Net cash provided by (used in) financing activities         $   387,384    $ 2,497,463

   Net increase (decrease) in cash                             $  (639,676)   $ 1,274,089
                                                               ===========    ===========
   Cash at beginning of period                                 $   832,970    $   177,394
                                                               ===========    ===========
   Cash at end of period                                       $   193,294    $ 1,451,483
                                                               ===========    ===========



                        See Notes to Financial Statements

                             SEL-LEB MARKETING, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                              Additional
                                         Common Shares          Paid-In      Retained  Shareholders'
                                       Shares       Amount      Capital      Earnings     Equity
                                       ------       ------      -------      --------     ------

Balance at December 31, 1995         7,440,000   $   74,400   $4,136,563   $  430,523   $4,641,486

Discount in connection
  with repayment of
  related party debt                                   --         46,901         --         46,901

Shares issued in connection
  with the exercise of options,
  and warrants                         439,977        4,400      805,083                   809,483

Net income                                             --           --        474,280      474,280
                                    ----------   ----------   ----------   ----------   ----------

Balance at September 30, 1996        7,879,977   $   78,800   $4,988,547   $  904,803   $5,972,150
                                    ==========   ==========   ==========   ==========   ==========



                        See Notes to Financial Statements

                             SEL-LEB MARKETING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (The information pertaining to the nine month periods
                ended September 30, 1995 and 1996 are unaudited)


1.   Basis of Presentation, Events, and Initial Public Offering

     The financial statements of Sel-Leb Marketing, Inc., (the "Company") included herein have been prepared pursuant to generally accepted accounting principles and have not been examined by independent public accountants. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly the results of operation have been made. Pursuant to Securities and Exchange Commission ("SEC") rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The disclosures contained herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed with the SEC on March 31, 1996 and its Registration Statement on Form SB-2, Registration No. 333- 6057, declared effective on July 12, 1996 by the SEC. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

     On January 4, 1995, the Company increased its authorized number of shares to 10,000,000 shares of common stock, effected a 17,760.8-for-1 stock split and changed the par value of its common stock from no par to $.01 par. On May 18, 1995, the Company effected a .810706 reverse stock split. In February 1996, the Company increased its authorized number of shares to 40,000,000 shares of common stock and consummated a 3-for-1 stock split, which was effected as a share distribution pursuant to which each holder of a share of common stock received two additional shares for each share held. In connection with the February 1996 3-for-1 stock split, the Company adjusted the terms of the warrants to provide that each warrant would thereafter entitle the holder to purchase three shares of common stock at an exercise price of $2.00 per share. On June 6, 1996, the Company elected to split the warrants, as a result of which, effective June 20, 1996, each warrant to purchase three shares of common stock at an exercise price of $2.00 per share was converted into three warrants, each to purchase one share of common stock at an exercise price of $2.00 per share. The increase in authorized shares and the stock splits

                                                         SEL-LEB MARKETING, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

     have been given retroactive effect in the accompanying financial statements.

     On May 18, 1995, the Company and Linette Cosmetics, Inc. ("Linette"), two companies with the same ownership interests, merged, with the Company as the surviving corporation. In addition, certain shareholders of the Company contributed their 60% interest in Lea Cosmetics, Inc. ("Lea") to the Company in connection with the IPO. The Company purchased the remaining 40% interest in Lea immediately prior to consummation of its IPO and Lea was subsequently merged into the Company in August 1995. The purchase price for the 40% interest in Lea consisted of 180,000 shares of common stock, 90,000 of which were issued at the time of the purchase and 90,000 of which were issued in January 1996 upon Lea's achieving certain sales volume for 1995.

     The merger of Linette with and into the Company and the contribution of the 60% interest in Lea to the Company have been reported at historical cost in a manner similar to a pooling of interests. The purchase of the 40% interest in Lea by the Company has been accounted for as a purchase. The accompanying unaudited statements of income for the three and nine month periods ended September 30, 1995 present the results of operations of the Company as if these transactions had occurred on January 1, 1995. During the three month period ended September 30, 1996, the Company issued 439,977 shares of common stock in connection with the exercise of options and warrants, thereby increasing the total outstanding shares to 7,879,977.


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

     For the three and nine month periods ended September 30, 1996, the number of shares used in the computation of primary earnings per share and fully diluted earnings per share were 13,886,882 and 13,881,863, respectively. For the comparable period in 1995 the number of shares used were 6,986,043 for three month and 5,385,766 for the nine month

                                                         SEL-LEB MARKETING, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

     periods ended September 30, 1995.

3.   Acquisition

     In July 1995, the Company purchased the 40% interest in Lea in a business combination accounted for as a purchase. The purchase price was 180,000 shares of newly issued, unregistered shares of the Company's common stock, 90,000 of which were issued at the time of the purchase and 90,000 of which were issued in January 1996 upon Lea's achieving certain sales volume for 1995. The accompanying financial statements reflect the issuance of these shares of common stock as if they were issued on December 31, 1995. The fair value of the assets acquired, including approximately $281,000 allocated to goodwill, which is being amortized over 10 years, amounted to approximately $382,000 and liabilities assumed amounted to approximately $101,000. Amortization expense related to goodwill and charged to operations amounted to $21,245 for the nine months ended September 30, 1996.

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


4.   Provision for Income Tax and Pro Forma Information

     The provision for income tax for the three and nine month periods ended September 30, 1996 and the pro forma provision for the three and nine month periods ended September 30, 1995 reflects the Company's earnings taxed for federal and certain state income tax purposes at statutory rates. Prior to the merger of Linette with and into the Company, the Company was treated as an S-Corporation, with its earnings taxed for federal and certain state income tax purposes directly to its shareholders. In addition, pro forma net income for the three and nine month periods excludes minority interest in earnings of subsidiary prior to the Company's IPO which amounted to $0 for the three month period and $102,718 for the nine month period ended September 30, 1995.

5.   Net Sales

     Included in the net sales figures for the three and nine month periods ended September 30, 1996 is commission income of $136,562 and $181,594, respectively. For the corresponding periods ending September 30, 1995, the commission income included in net sales was $47,726 and $96,948, respectively.

                                                         SEL-LEB MARKETING, INC.
                                                   NOTES TO FINANCIAL STATEMENTS


6.   Net Income

     The 1995 nine month net income historically was $368,388 before adjustments as provided for in footnote 4. By excluding the minority interest for the nine month period ending September 30, 1995 of $102,718, the historical net income excluding minority interest would have been $471,106.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Financial Statements of the Company and related notes thereto. This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to general trends in the retail industry, the ability of the Company to successfully implement its expansion plans, consumer acceptance of any products developed and sold by the Company, the ability of the Company to develop its "celebrity" product business and other factors set forth herein or in reports and other documents filed by the Company with the SEC.

Results of Operations: Three and Nine Month Periods Ended September 30, 1996 Compared to the Corresponding Periods Ended September 30, 1995

     Net sales for the three months ended September 30, 1996 were $3,620,437 compared to $3,255,065 for the three months ended September 30, 1995, representing an increase of 11%. For the nine month period ended September 30, 1996 net sales was $10,030,482 compared to $8,298,440 for the corresponding period in 1995, representing an increase of 21%. This increase in net sales resulted from increases in both the sales of the Company's own proprietary brand name line of beauty aids and cosmetics and sales of merchandise acquired in connection with the Company's opportunistic purchasing business.

     Cost of sales increased from $2,375,435 for the three month period in 1995 to $2,405,059 for the same period in 1996. For the nine month period ending September 30, 1995 and 1996 cost of sales were $6,134,150 and $7,185,668 respectively. The cost of goods sold as a percentage of sales, decreased from 73.7%. for the three month period ending September 30, 1995 to 68.9%. for the same period in 1996, representing increased profit margins generated by increased sales of the Company's own proprietary brand name line of cosmetics. The gross profit margins of the Company are subject to fluctuation due to varying profit margins applicable to the particular merchandise acquired by the Company in connection with its opportunistic purchasing business.

     Selling, general and administrative ("SG&A") expenses increased from $428,315 for the three month period ended September 30 1995 compared to $705,782 for the comparable period in 1996. SG&A for the nine month period ending September 30th was $1,392,210 in 1995 and $2,014,068 in 1996. The principal components of SG&A are payroll, rent, commissions, insurance, legal, accounting and travel and promotional expenses. The increase in SG&A expenses in 1996 resulted primarily from the increased costs incurred by the Company in connection with its status as a public company and increased sales activity relating to the development of new accounts and product lines.

     As a result of the increase in the cost of sales and the increase in SG&A expenses, total operating expenses increased from $2,803,750 in 1995 to $3,110,841 in 1996 for the three month period and $7,526,360 in 1995 to $9,199,736 in 1996 for the nine month period.

     Operating income increased for the nine month period from $772,080 in 1995 to $830,746 in 1996. For the three months ended September 30, 1995 the operating income was $451,315 compared to $509,596 for the three months ended September 30, 1996. The pro forma net income for the three and nine month periods ended September 30, 1995 reflects an adjustment to the earnings of the Company for income taxes as if the Company's S corporation status had terminated at the beginning of the period and does not include minority interest in earnings of subsidiary of $0 for the three month period and $102,718 for the nine month period.

Liquidity and Capital Resources

     During 1995, the Company completed the IPO, in which it sold an aggregate of 920,000 IPO Units (the "IPO Units"), with each IPO Unit consisting (after giving effect to the February 1996 3- for-1 stock split and the related adjustments to and split of the warrants) of three shares of common stock and three warrants, at a price of $5.00 per IPO Unit for gross proceeds of $4,600,000.

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

     During the nine month period ended September 30, 1996 the Company received $600,000 from the exercise of certain Underwriter's Warrants granted in the IPO to the Underwriter retained by the Company in connection with the IPO (the "Underwriter's Warrants")and $369,954 from the exercise of outstanding warrants, including warrants held by certain affiliates of the Company. As of November 11, 1996, the Company had received from the exercise of the Underwriter's Warrants and other outstanding warrants a total of $1,532,354, including $600,000 from the Underwriter. Subsequent to the end of the period the Company has received an additional $562,400 from the exercise of warrants.

     During the first nine months of 1996, the Company used working capital to pay long term debt to related parties in the amount of $422,099 (the Company received a discount of $46,901 on the outstanding balance which increased additional paid in capital by $46,901). The Company also used cash to take advantage of buying opportunities in order to increase inventory available for subsequent periods. The payment to related parties, together with the increase in inventory of $1,088,335 and accounts receivable of $1,020,163 during the period, offset by increases in accounts payable of $651,958 and cash received (net of expenses) by the exercise of Underwriter's Warrants, options and other warrants in the amount of $809,483 , resulted in decreases in cash from $832,970 as of December 31, 1995 to $193,294 on September 30, 1996.

     On November 6, 1995, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with United Jersey Bank (the "Lender") pursuant to which it obtained a revolving line of credit for general working capital purposes in an aggregate principal amount up to $2,000,000, subject to a borrowing base limitation. The line of credit bears interest at fluctuating rates per annum based on the "Prevailing Base Rate" (as defined in the Loan Agreement) of the Lender. The Company did not have any borrowings under such line of credit as of September 30, 1996. As of November 11, 1996, the Company had outstanding $350,000 under this line of credit Any funds borrowed by the Company under the Loan Agreement are secured primarily by the inventory and receivables of the Company. The Loan Agreement terminates on May 31, 1997. There can be no assurance that the Loan Agreement will be renewed at such time.

     At September 30, 1996, the Company had working capital of $5,395,497 and cash and cash equivalents in the amount of $193,294.

     The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations and proceeds received from the exercise of warrants, if any, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Loan Agreement, which expires on May 31, 1997, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additl financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's long-term liquidity and on the proposed business expansion plans of the Company.

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


                               SEL-LEB MARKETING, INC.


                               /s/ Jan S. Mirsky
                               -----------------
                               Jan S. Mirsky
                               Executive Vice President - Finance and
                               Chief Operating Officer
Dated: November 13, 1996       as both duly authorized officer of the registrant
                               and as principal financial officer of registrant.