Form 10KSB
period 1996-12-31
SEL-LEB MARKETING INC
filed 1997-04-15
CIK 934853

================================================================================


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                    --------------

                                     FORM 10-KSB

                   [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                          OR

                 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ___________________ TO ______________.
                            COMMISSION FILE NUMBER 1-13856

                               SEL-LEB MARKETING, INC.
                 (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


             NEW YORK                                   11-3180295
     (State of incorporation)               (I.R.S. Employer Identification No.)

1435 51 STREET, NORTH BERGEN, NEW JERSEY                   07047
(Address of principal executive offices)                 (Zip Code)

           ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (201) 864-3316

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                        Name of each exchange on
         Title of each class                               Which registered
         -------------------                            ----------------------

     Common Stock, $.01 par value                       Boston Stock Exchange

Redeemable Warrant to Purchase Common Stock             Boston Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                             Common Stock, $.01 par value
                                   (Title of Class)

                     Redeemable Warrant to Purchase Common Stock
                                   (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.          Yes X   No
                                                                       --     --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $13,522,746.

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 1997 was approximately $25,326,500. On such date, the closing price of the issuer's common stock was $5.50 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the issuer that beneficially own more than 10% of the issuer's voting stock have been excluded, except such shares, if any, with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the issuer that such individuals are, in fact, affiliates of the registrant.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on April 10, 1997 was 8,678,827.

                         DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 29, 1997 are incorporated in Part III. The Company's Proxy Statement will be filed within 120 days after December 31, 1996.


================================================================================

                               SEL-LEB MARKETING, INC.
                             Annual Report on Form 10-KSB
                     For the Fiscal Year Ended December 31, 1996


                                  TABLE OF CONTENTS
                                  -----------------


                                                                            Page
                                                                            ----

PART I

 Item 1.   Description of Business                                            3
 Item 2.   Description of Property                                           12
 Item 3.   Legal Proceedings                                                 13
 Item 4.   Submission of Matters to a Vote of Security Holders               13

PART II

 Item 5.   Market for Common Equity and Related Stockholder Matters          14
 Item 6.   Management's Discussion and Analysis or Plan of Operation         15
 Item 7.   Financial Statements                                              18
 Item 8.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               18
PART III

 Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                 19
 Item 10.  Executive Compensation                                            19
 Item 11.  Security Ownership of Certain Beneficial Owners and Management    19
 Item 12.  Certain Relationships and Related Transactions                    19
 Item 13.  Exhibits and Reports on Form 8-K                                  20

                                        PART I


ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Sel-Leb Marketing, Inc. (the "Company") is primarily engaged in the distribution and marketing of consumer merchandise to retail sellers such as mass merchandisers, discount chain stores and food, drug and electronic retailers. The Company's business presently consists of the following activities: (i) developing, marketing and selling the Company's own proprietary brands of budget-line health, beauty aid and cosmetic products, which are manufactured for the Company by contract manufacturers, (ii) opportunistic purchasing and secondary sourcing (I.E., distributing merchandise on a wholesale basis outside of normal distribution channels to retail merchants) of a broad range of name-brand and off-brand products such as health and beauty aids, cosmetics, fragrances, kitchen items and other household items,
(iii) representing manufacturers and distributors as a sales agent, on a commission basis, in connection with the sale to mass merchandise retailers of merchandise manufactured and distributed by such third parties and
(iv) developing, marketing and selling, or otherwise facilitating the development marketing or sale of products to be promoted by celebrity spokespersons and sold to mass merchandise retailers, as well as products which will "tie in" to specific television shows and be sold by the Company either on television in connection with those shows, with the intent to thereafter sell such products to mass merchandise retailers, or directly to mass merchandise retailers. The Company's strategy is to capitalize on increased consumer demand for value and convenience resulting from the increased acceptance by consumers of mass merchandisers, electronic retailers and other mass marketing retail outlets, as well as on the popularity of consumer products endorsed by celebrity spokespersons.

     The Company, which was incorporated under the laws of the State of New York in September 1993, consummated in July 1995 an initial public offering (the "IPO") of units (the "Units"), each Unit consisting of one share of common stock, par value $.01 per share ("Common Stock"), and one redeemable warrant to purchase one share of Common Stock (the "Warrants"). Immediately following the issuance of the Units in the IPO, the Common Stock and Warrants became separately tradeable and transferable. On May 18, 1995, Linette Cosmetics, Inc. ("Linette Cosmetics"), a corporation founded in 1985 by Harold Markowitz, the Chairman of the Board of the Company, and Jorge Lazaro, the Executive Vice President and Secretary of the Company, was merged with and into the Company, with the Company as the surviving corporation (the "Linette Merger"). Prior to the Linette Merger, all of the outstanding capital stock of Linette Cosmetics was owned by Mr. Markowitz, Mr. Lazaro and Paul Sharp, the President and Chief Executive Officer of the Company, who together comprised the shareholders of the Company until the IPO. In addition, immediately prior to the consummation of the IPO, each of Messrs. Markowitz, Sharp and Lazaro contributed to the Company his 20% equity interest in Lea Cosmetics, Inc. ("Lea Cosmetics") and the Company acquired from the remaining shareholder his 40% equity interest in Lea Cosmetics (the "Lea Acquisition"). As a result, Lea Cosmetics became a wholly-owned subsidiary of the Company and, on August 3, 1995, Lea Cosmetics was merged with and into the Company, with the Company as the surviving corporation.

     SALE OF PROPRIETARY BRAND NAME PRODUCTS. The Company is also currently engaged in the development, marketing and sale of its own proprietary brand name budget-line health, beauty aid and cosmetic products. The Company's beauty aid and cosmetic products include budget-line lipsticks, lip pencils, nail polishes and eye pencils, which are manufactured in a variety of colors and are sold under the Linette-Registered Trademark-, Vea-Registered Trademark-, Zia-Registered Trademark- and Loud Music-TM- brand names to retail chains and other mass merchandisers located throughout the United States. All of the Company's proprietary beauty aid and cosmetic products and all packaging therefor are manufactured and supplied by third parties in accordance with the Company's specifications. The Company purchases all materials for these products (including raw materials and packaging) through individually placed purchase orders to various suppliers. The Company has credit arrangements with such suppliers that allow it to purchase merchandise on credit with payment generally due 30 days after purchase. To date, the Company has not experienced any shortages of or difficulties in obtaining the raw materials used in its products or the materials used for the packaging of its products. Furthermore, the Company believes that alternate sources of supply for such materials are readily available and that the loss of any one of its suppliers would not have a material adverse effect. The Company believes that it has good relationships with the suppliers of raw materials and packaging for its proprietary products.

     Typically, all materials purchased by the Company for its proprietary beauty aid and cosmetic products are delivered directly by the suppliers to the Company's contract manufacturers, which are engaged by the Company to provide filling and packaging services and perform quality control and, in certain cases, distribute the finished products and, if necessary, warehouse the products. During the fiscal year ended December 31, 1996, one such contract manufacturer -- LPD Packaging, Inc. -- accounted for approximately 95% of the Company's filling and packaging services. All products are manufactured pursuant to the Company's specifications on a purchase order basis. Although the Company believes that its contract manufacturers have the capacity to produce volumes of the Company's products sufficient to meet the Company's foreseeable needs, there can be no assurance of such. Furthermore, although the Company believes that it has a good relationship with its contract manufacturers and that the Company will continue to obtain its finished beauty aid and cosmetic products from such manufacturers in the foreseeable future, the Company does not have written contracts with its manufacturers and there can therefore be no assurance of such. In the event the Company were to experience difficulties with or the loss of services of its present manufacturers, the Company believes that it would be able to retain the services of other manufacturers; however, there can be no assurance that such services could be retained on a timely basis or on terms as favorable as those with its present manufacturers.

     As part of the Company's strategy of taking advantage of the growth in mass merchandising and value retailing, the Company will seek to continue introducing its own brand name products, thereby providing the Company with a supply of products and making the Company less reliant on third party and/or opportunistic sources of merchandise. The Company may also seek to acquire rights to additional proprietary product lines through licensing or other arrangements, although there can be no assurance of such.

     OPPORTUNISTIC PURCHASING AND SECONDARY SOURCING ACTIVITIES. The Company acts as a secondary sourcer of a broad range of name-brand and off-brand merchandise, including health and beauty aids, cosmetics, fragrances, kitchen items and other household products. The Company acquires its merchandise in negotiated purchases either directly from consumer goods manufacturers or from wholesalers, retailers, financially distressed businesses, duty-free distributors and other secondary sources located both in the United States and, to a limited extent, in Europe, and sells the merchandise to retail chains and other mass merchandisers located throughout the United States and, more recently, in Canada.

During the year ended December 31, 1996, the Company purchased merchandise from over 50 different suppliers and sold the merchandise to over 30 different retailers, including, among others, BJ's Wholesale Club, McCrory's Stores, Wal-Mart Stores, Bill's Dollar Stores and Hills Department Stores, which accounted for approximately 36%, 10%, 8%, 7% and 5%, respectively, of the Company's net sales in 1996. The Company believes that its longstanding relationships with many of its suppliers and customers are important to the secondary sourcing activities of the Company, and that its relationship with its suppliers and customers are good.

     In connection with its distribution activities, the Company has the ability to repackage merchandise acquired by it or to provide other value-added services at the request of a customer. For example, if the Company were to acquire merchandise which had been packaged by the manufacturer as a four-pack item (I.E., four items to the package), the Company could, if requested by the customer, repackage the item as a ten-pack item prior to delivery of the merchandise to the customer. Likewise, at a customer's request, the Company has the ability to package several different items together to create a gift or bonus package. The Company believes that its ability to provide such value-added services allows it to service the ongoing needs of its customers and to enhance its sales and customer relations.

     Because the Company focuses on the opportunistic acquisition of merchandise (other than designer fragrances) such as purchases of closed-out, overstocked and/or change-of-packaging brand name items, the Company is generally able to purchase such merchandise at a discount below wholesale cost. The Company then sells the merchandise to discount retailers and other mass merchandisers who seek to purchase products at discount prices in order to supplement their normal inventory purchases or for special promotions. The merchandise is sold at prices that are above the Company's cost, although at prices that are still generally below wholesale. Although the Company typically purchases merchandise before it has located customers for such merchandise, it has sold substantially all merchandise acquired by it in each of the last three fiscal years.

     The Company purchases the name-brand and off-brand merchandise which it sells to retailers from over 50 suppliers, including consumer goods manufacturers, wholesalers, retailers, financially distressed businesses, duty-free distributors and other secondary sources. The Company is continually seeking to locate new sources of merchandise. Generally, the Company will be contacted by a manufacturer or other supplier when such supplier has excess merchandise that is available for resale through the secondary market; alternatively, the Company will also contact a supplier if it becomes aware that the supplier has merchandise which it desires to sell. Although certain suppliers may have provided a majority or all of a particular type of product or particular category of merchandise, no supplier accounted for more than 10% of the Company's total merchandise purchases for the year ended December 31, 1996 other than Stealth International, which accounted for approximately 14% of such total purchases. During the year ended December 31, 1996, substantially all of the Company's secondary sourcing merchandise was purchased from domestic suppliers, with the remainder being purchased from suppliers located in Europe. The Company believes that the loss of any one of its suppliers would not have a material adverse effect on the Company and that alternative sources of merchandise are readily available in all existing product categories as well as additional product categories.

     All merchandise is purchased by the Company from its suppliers through individually placed purchase orders. The Company does not have any contractual relationships with any of its suppliers and depends, instead, on its ongoing relationships and prior dealings with such suppliers to obtain merchandise at favorable prices when it becomes available to secondary suppliers. The Company believes that such ongoing relationships with its suppliers have resulted from its prior dealings with such suppliers, in many cases over a period of years, and its reliability and strength as a customer. Several of the Company's principals have been involved in the opportunistic purchasing business for more than 20 years and have developed many on-going contacts with suppliers.

     Currently, all purchasing and pricing decisions with respect to the Company's opportunistic purchasing activities are made by Messrs. Markowitz, Sharp and Lazaro, who locate sources of merchandise and determine whether any given product will be suitable for wholesale distribution to mass merchandise retailers or other customers. Generally, the Company believes that it has the ability to sell all merchandise that is acquired by it. The Company has credit arrangements with substantially all of its existing suppliers, thereby allowing the Company to purchase merchandise on account. Generally, such credit arrangements allow the Company to purchase merchandise with payment generally due 30 days after the purchase.

     The Company also acts as a wholesale distributor of prestige, designer fragrances. Historically, manufacturers of such fragrances have sold their products primarily to leading department stores. As a result, mass merchandisers have traditionally only been able to obtain such items from secondary sources such as the Company. Typically, the Company purchases these fragrances from other secondary sources such as export and import companies, duty-free distributors and department stores which are liquidating their excess inventory. Unlike other merchandise which is acquired by the Company at prices that are significantly below wholesale, the Company purchases the prestige fragrances at above-wholesale prices (although still well below their normal retail price). The Company, in turn, sells such items to mass merchandisers. The Company believes that sales of such fragrances will continue to constitute a portion of its sales, although there can be no assurance of such.

     The Company believes that a portion of the prestige fragrances purchased by it may include trademarked products manufactured in foreign countries and trademarked products manufactured in the United States that may have been sold to foreign distributors. From time to time, United States trademark owners and their licensees and trade associations have initiated litigation or administrative agency proceedings seeking to halt the importation into the United States of such foreign manufactured or previously exported trademarked products. Although the Company is not currently the subject of any such legal or administrative actions, and is not aware of any such threatened legal or administrative actions, there can be no assurance that the Company's business activities will not become the subject of such actions in the future, or that future judicial, legislative or administrative agency action will not limit or eliminate some or all of the secondary sources of supply of prestige fragrances used by the Company. However, the Company believes that any future limitation on or elimination of its sources of supply for prestige fragrances for sale to its customers would not have a material adverse effect on the Company, although there can be no assurance of such.


     COMMISSION SALES. In addition to establishing its own sources of merchandise, the Company also acts as a sales agent for other manufacturers and distributors of merchandise which is sold in the mass merchandise market. In September 1994, the Company entered into a five-year agreement with Clyde Duneier, Inc. ("Duneier"), a manufacturer and distributor of fine jewelry, pursuant to which the Company acts as the exclusive sales agent for Duneier for a specified account, in consideration for which the Company is paid a fixed annual fee and royalty payments on net sales over certain specified amounts. The Company has also entered into an informal arrangement with Knowlton Cosmetics, Ltd. ("Knowlton"), a Canadian manufacturer and distributor of bath items, pursuant to which the Company acts as a sales agent for Knowlton for certain specified accounts, in consideration for which the Company is paid a commission on net sales to such accounts. The Company currently anticipates that, in light of its present plans to develop and sell more of its proprietary brand name products, the Company may not enter into any additional arrangements pursuant to which it would sell, on a commission basis, products that are manufactured and distributed by third parties. In addition, there can be no guaranty that the Company's agreement with Duneier will be renewed upon the expiration of such agreement in September 1999 or that its arrangement with Knowlton will be continued or formalized.

     DEVELOPMENT OF "CELEBRITY-ENDORSED" PRODUCTS. The Company believes that the increasing popularity of consumer products endorsed by celebrities may provide significant future opportunities for the Company. Accordingly, the Company is seeking to develop products for promotion by celebrity spokespersons, which products will be sold by the Company to mass merchandising and electronic retailers. In this connection, the Company will seek to enter into agreements with celebrities for whom it believes it will be able to successfully develop products which will have consumer appeal.

     In 1996, the Company entered into an arrangement with Regis Philbin, co-host of the television program LIVE WITH REGIS AND KATHIE LEE, and Beau Brummel, a leading New York City clothier, involving a line of menswear accessories to be promoted by Mr. Philbin. Pursuant to such arrangement, the Company provided a portion of the financing required in connection with Mr. Philbin's live television appearances on QVC Network in December 1996 and March 1997. The Company is seeking to formalize and extend the terms of its arrangement with such parties. In addition, the Company has previously developed a line of products endorsed by best-selling author Jackie Collins which were sold on Home Shopping Network in 1994 and 1995, and, in 1996, the Company sold directly into the traditional retail market a line of "Jackie Collins Wild-Registered Trademark-" fragrances. There can be no assurance that the Company will be able to market additional amounts of celebrity-endorsed products in the future, that it will be able to successfully participate in the development and/or promotion of any other products for Mr. Philbin, Ms. Collins or any other celebrities, that the Company will be able to retain the services of any celebrities in the future or that the Company will be able to successfully develop and/or promote any products for any celebrities. There can be no assurance that any such products so developed for Mr. Philbin, Ms. Collins or any other celebrities will meet with consumer acceptance or generate any significant revenues.

     In October 1996, the Company entered into an agreement with Viacom Consumer Products, Inc. ("VCP") pursuant to which VCP has granted to the Company a license to use the designs, trademarks, service marks, logos, visual representations, characters and characterizations of the television series CLUELESS-Registered Trademark- in connection with the manufacture and distribution in the United States of a CLUELESS-Registered Trademark- line of cosmetics (including, among others, nail care products, lip stick products, cologne fragrances, mass market gift sets, signature gift sets and children's gift sets). Pursuant to the agreement, the Company has the exclusive right to sell such items in mass market stores, grocery stores, drug stores, beauty outlets, discount chain stores and wholesale clubs, and the non-exclusive right to sell such items in toy stores and department stores; provided, however, that under certain conditions (including failure to make a timely royalty payment or failure to meet certain sales targets), the Company's exclusive rights shall become non-exclusive. The Company is required under the agreement to pay to VCP a specified royalty fee on all items sold by the Company pursuant to the agreement, and has paid to VCP a non-returnable advance of $90,000 (subject to reduction in the event certain episodes of the show are not picked up for broadcast) to be applied against the Company's royalty payments. In addition, the Company shall be required to pay to VCP on March 31, 1998 a guarantee of $225,000, less the amount of the non-returnable advance paid by the Company to VCP and the aggregate amount of royalties paid by the Company to VCP through such date. Furthermore, the Company is also required under the agreement to spend a designated amount each year on advertising for the CLUELESS-Registered Trademark- cosmetics line. The agreement commenced on October 15, 1996 and will continue, subject to certain conditions, until October 31, 1999; provided, however, that in the event the Company shall have met certain royalty targets during the initial term, the Company shall have the right to extend the agreement for an additional two-year period, subject to payment of an additional advance and an additional guarantee; and provided further that, in the event CLUELESS-Registered Trademark- is not picked up for broadcast under certain circumstances, the Company shall have the option to terminate the agreement. As of the date hereof, the Company has commenced manufacturing a line of CLUELESS-Registered Trademark- lipsticks, nail polishes and mascaras, which line was launched in March 1997. However, there can be no assurance that these products will meet with consumer acceptance or that the CLUELESS-Registered Trademark- show will continue to be broadcast during the anticipated term of the agreement.

     In January 1997, the Company entered into an agreement with Bell Abbott Haussmann Inc. ("BAHI") pursuant to which the Company has been granted the exclusive right to use the trademark "Jabot-Registered Trademark-" in connection with the production, marketing and distribution of certain cosmetic and fragrance items (including, without limitation, perfumes, colognes, toilet water, talcum powder, bath gels and personal deodorants) in the United States and Canada, and has also been granted the exclusive right to use the trademark "Jabot for the Young and the Restless Generation-Registered Trademark-" in connection with the marketing and distribution of such items in Canada. The "Jabot-Registered Trademark-" and "Jabot for the Young and the Restless Generation-Registered Trademark-" marks were inspired by the fictional name of a cosmetics company featured on a leading daytime television drama. Pursuant to the agreement, the Company has the right to sell the cosmetic and fragrance items through various retail distribution channels, including mass merchandisers, retail stores, catalogues, electronic media, direct response advertising, mail order, telemarketing and other similar retail channels. The Company is required under the agreement to pay to BAHI a specified royalty fee on all items sold by the Company pursuant to the agreement, and has paid to BAHI a nonrefundable $10,000 advance to be applied against the Company's royalty payments. The agreement is for a term of five years commencing March 31, 1997, and shall be automatically extended for an additional term of five years and a second additional term of ten years, in each case subject to certain minimum royalty payments having been met during the preceding term, and thereafter to subsequent additional terms of five years unless either party does not wish to extend the term of the agreement. As of the date hereof, the Company has developed a line of "Jabot-Registered Trademark-" and "Jabot for the Young and the Restless Generation-Registered Trademark-" products which the Company currently anticipates will be launched of 1997. There can be no assurance that the Company will be successful in selling such products or that any such products developed by the Company will meet with consumer acceptance.

     In September 1996, the Company entered into an arrangement with ACI, Inc. ("ACI"), a developer and marketer of cosmetic products, relating to the distribution and marketing of products endorsed by celebrity spokespersons through electronic media and other retail channels. Pursuant to this arrangement, the Company will provide the financing required in connection with developing, marketing and distributing the products to be promoted by such celebrities and sold in the retail market. All profits and losses resulting from the sale of such products are to be divided equally between the Company and ACI. The Company has begun to develop products under this arrangement.

     To date, all merchandise sold by the Company in connection with the "Jackie Collins" line of products has been purchased by the Company from third-party manufacturers and distributors, both in the United States and abroad. In addition, the Company currently anticipates that all products developed by it as television program "tie-in" products (including, without limitation, the "Jabot-Registered Trademark-" and "Jabot for the Young and the Restless Generation-Registered Trademark-" line of products to be marketed by the Company pursuant to its agreement with BAHI and the CLUELESS-Registered Trademark- line of products marketed by the Company pursuant to its agreement with VCP), as well as other celebrity-endorsed products, if any, developed by the Company, will be purchased from third-party manufacturers. Typically, the Company develops or will develop the design of the celebrity-endorsed products in conjunction with the celebrity who is to promote such products, and the design of any television "tie-in" products in conjunction with BAHI or VCP, as the case may be. Once the product has been developed in accordance with applicable design and quality specifications, the Company will arrange for the manufacture of the product by a third-party manufacturer according to the Company's design specifications. The Company does not enter into long-term contracts with its third-party manufacturers, but instead purchases (and currently anticipates that it will in the future continue to purchase) merchandise through individually placed purchase orders. Accordingly, the Company is dependent on the ability of its manufacturers to meet applicable design and quality specifications.
Although the Company believes that, in the event it were to experience difficulties with or the loss of services of any of such manufacturers, it would be able to engage other manufacturers who could be retained by the Company and meet its production requirements on a timely basis, there can be no assurance of such. The loss of any of such manufacturers, or any significant delays in obtaining other manufacturers in the event of any such loss, could have an adverse effect on the Company's business and results of operations.

     Although the Company is seeking to develop the "celebrity-endorsed" product area of its business, including by marketing and distributing in the traditional retail market merchandise which is originally offered for sale on television or by developing products to be promoted by celebrities and sold directly in such traditional markets, there can be no assurance that the Company will be successful in its endeavors. To date, the Company has not generated a significant amount of revenues from such celebrity products, and there can be no assurance that it will be able to successfully develop any such products or that any such products developed by the Company will meet with consumer acceptance. In addition, except as described above, as of the date hereof the Company has no agreements, understandings or commitments related to such plan of development.

INVENTORY

     Merchandise acquired by the Company for resale to its mass market customers is either shipped by the supplier to the Company's warehouse facility, which is currently located in North Bergen, New Jersey, or is shipped by the supplier directly to a customer from whom the Company has received a purchase order. The Company utilizes its North Bergen facility for the centralized receipt of goods from suppliers, as well as the storage of inventory and the shipment of inventory to its customers. In addition, value-added services such as repackaging of goods are also performed at this facility.

     Typically, all materials purchased by the Company for its proprietary beauty aid and cosmetic products are delivered directly to the Company's contract manufacturers, which provide filling and packaging services and perform quality control and, in certain cases, distribute the finished products and, if necessary, warehouse the products. The Company currently anticipates that, following the Company's planned May 1997 relocation to new office and warehouse facilities, the Company will perform the distribution activities and warehousing of finished products previously performed by the Company's contract manufacturers.

     The Company has recently uncovered the theft of certain of its inventory from its North Bergen, New Jersey premises. The Company is currently in the process of investigating this matter, and has retained the services of an investigator to assist the Company in determining the manner in which such theft occurred and the amount of inventory in question. In addition, the Company is currently reviewing its inventory security and control procedures in order to determine any changes which must be made in order to prevent future theft. Based on information known to the Company to date, the Company believes that the theft was committed by a limited number of warehouse employees of the Company and occurred in the fourth quarter of 1996. In addition, although the Company has not yet determined the amount of inventory involved, the Company currently believes that the amount will be at least $50,000 but is not expected to exceed $125,000. The loss of such inventory during the year ended December 31, 1996 had an adverse effect on the results of operations of the Company for the fiscal year ended December 31, 1996. Although the Company has filed a notice of claim with its insurance carrier with respect to this matter, the Company's current insurance policy provides coverage for employee theft for only up to $100,000 per incident, with a $10,000 deductible. There can be no assurance that the Company will be successful in its claim under such insurance policy, or that the amount collected by the Company thereunder will satisfy the full amount of its losses.

COMPETITION

     The areas of business in which the Company engages are highly competitive businesses. The secondary sourcing business is characterized by intense competition, both in the products sold and in the retaining of relationships with suppliers and customers. With respect to its ability to obtain merchandise, the Company competes with other secondary sources, as well as with wholesale distributors and retailers. The Company believes that its ability to purchase a broad array of merchandise at competitive prices is critical to its success. With respect to sales to its customers, the Company competes with other secondary suppliers of merchandise, as well as with manufacturers who sell directly to retail merchandisers. In addition, with respect to products sold under the Company's Linette-Registered Trademark-, Vea-Registered Trademark-, Zia-Registered Trademark- and Loud Music-TM- brand names, the Company competes with other manufacturers at the retail store level for shelf space and promotional space. Many of the Company's existing or potential competitors are well established companies and have or will have substantially greater financial, marketing and other resources than the Company. The Company believes that it competes on the basis of value, product assortment and availability, service to customers and reputation, as well as on the basis of its long-standing and well-established relationships with both its suppliers and customers. Although the Company believes that it will be able to compete effectively on the basis of such factors, there can be no assurance of such.

     In connection with its "celebrity-endorsed" products business, the Company competes or will compete with manufacturers and marketing organizations that seek out celebrities to endorse products and assist in marketing programs for their merchandise. In addition, the Company believes that virtually all celebrities have agents who can negotiate directly with retailers in order to secure marketing contracts on their behalf. The Company believes that it competes on the basis of its ability to design products which are consistent with the celebrities' respective preferences and characters and to provide such products to retailers at competitive prices. Furthermore, although the Company is not aware of any other entities which currently manufacture, market or develop television "tie-in" products to be sold on television during the airing of the related program, the Company believes that any such products developed by the Company will compete with other products sold in the electronic retailing market (including through television infomercials and interactive television shopping networks), and that these products, as well as the CLUELESS-Registered Trademark- line of cosmetics to be sold by the Company, will compete with other products sold in the traditional retail market which relate to characters or themes of television shows or movies. The Company believes that it will compete on the basis of the unique nature of such television "tie-in" products, as well as on its ability to provide such products at competitive prices.

TRADEMARK AND SERVICEMARK PROTECTION

     Products developed by the Company are sold under the Linette-Registered Trademark-, Vea-Registered Trademark-, Zia-Registered Trademark- and Jackie Collins Wild-Registered Trademark- trademarks and the "Loud Music-TM-" mark.
The Company has registered the Linette-Registered Trademark-, Vea-Registered Trademark-, Zia-Registered Trademark- and Jackie Collins Wild-Registered Trademark- trademarks with the United States Patent and Trademark Office (the "Trademark Office"). However, there can be no assurance that these marks do not or will not violate the proprietary rights of others, that such marks would be upheld if challenged or that the Company would not be prevented from using its trademarks. The Company has also applied to the Trademark Office for the registration of the trademark "Loud Music," the trademark under which the Company sells certain proprietary cosmetics products. There can be no assurance that registration of such trademark will be granted by the Trademark Office. In addition, the Company has also applied to the Trademark Office to register certain other trademarks which it intends to use in the future in connection with its own proprietary brand name products, and intends to register other brand names chosen by the Company for its own line of products. However, there can be no assurance that the Company will be able to register any such marks.

     Pursuant to the Company's agreement with VCP, the Company has been granted a license to use the designs, trademarks, service marks, logos, visual representations, characters and characterizations of the television series CLUELESS-Registered Trademark- in connection with the manufacture and distribution in the United States of a CLUELESS-Registered Trademark- line of cosmetics (including, among others, nail care products, lip stick products, cologne fragrances, mass market gift sets, signature gift sets and children's gift sets). In addition, pursuant to the Company's agreement with BAHI, the Company has been granted the exclusive right to use the trademark "Jabot-Registered Trademark-" in connection with the production, marketing and distribution of certain cosmetic and fragrance items (including, without limitation, perfumes, colognes, toilet water, talcum powder, bath gels and personal deodorants) in the United States and Canada, and has also been granted the exclusive right to use the trademark "Jabot for the Young and the Restless Generation-Registered Trademark-" in connection with the marketing and distribution of such items in Canada.

PERSONNEL

     The Company currently employs 17 full-time employees and approximately 25 part-time employees (the exact number of which fluctuates from time to time based on the Company's needs), who are hired by the Company primarily to repackage products and perform other similar services. All of the Company's full-time employees are paid on a salaried basis. None of the Company's employees are covered by any collective bargaining agreements. Management believes that its employee relations are good.

INSURANCE

     To date, no material product liability claims have been made against the Company; however, as a distributor of merchandise, including health and beauty aids, cosmetics, fragrances and household items, the Company could be exposed to possible liability claims from others for personal injury or property damage due to design or manufacturing defects or otherwise. The Company maintains a product liability insurance policy that has a $1,000,000 per occurrence limit and a $2,000,000 aggregate limit, and a $3,000,000 umbrella liability insurance policy to cover claims in excess of the limits of its product liability insurance. In addition, the Company believes that the suppliers from whom it purchases such merchandise, including the manufacturers thereof, maintain adequate levels of product liability insurance.

The Company also maintains other insurance, including insurance relating to property and personal injury, which the Company believes is similar to that maintained by comparable businesses and in amounts which the Company currently considers adequate. The Company believes that its insurance coverage, including without limitation its product liability coverage, is adequate in light of prior experience and future expectations. Nevertheless, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company.


ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's principal executive offices are currently located at 1435 51 Street, North Bergen, New Jersey, 07047. Such premises include approximately 18,000 square feet of office and warehouse space, and are leased on a month-to-month basis at a monthly rent of $5,833. The Company also leases approximately 10,000 square feet of storage space in Middletown, New York from LPD Packaging, Inc., one of the contract manufacturers of certain of the Company's beauty aid and cosmetic products, which space the Company uses to warehouse materials and finished products. Pursuant to the Company's written agreement with such lessor, the Company leased such space during the period from October 1995 to December 1995 at an annual rate of $30,000 and will continue to lease the space during the three-year period commencing January 1, 1996 at an annual rent of $35,000. In addition, the Company leases approximately 500 square feet of office space located in Milford, Massachusetts on a month-to-month basis at a monthly rent of $700. The Company also leases public warehouse space from time to time on an as-needed basis for the storage of inventory.

     The Company is currently in the process of moving its executive offices and warehouse space to a new location in New Jersey. Commencing on or about May 1, 1997, the Company's principal executive offices will be located at 495 River Street, Paterson, New Jersey, 07524, which premises include approximately 50,500 square feet of office and warehouse space. The lease is for a period of five years commencing April 1, 1997, at a monthly rent of $8,310 in the first two years, $16,476 in the third year and $20,643 in the fourth and fifth years. In addition, the Company is required under the lease to purchase certain machinery and equipment from the lessor at a cost of $110,000, of which $33,333 is payable as of April 1, 1997 and the remainder of which is payable in two installments through April 1, 1998. The Company is also obligated to reimburse the lessor in the third, fourth and fifth years of the lease for the Company's proportionate share of any increases in real estate taxes and assessments over the amount of such taxes and assessments during calendar year 1997.

     The Company believes that the space afforded by its properties will be adequate for the current needs of its business and that, following the Company's relocation to the Paterson, New Jersey facilities, the Company will generally no longer be required to lease public warehouse space.

ITEM 3.   LEGAL PROCEEDINGS.

     In December, 1995, the Company, Mr. Markowitz and Mr. Mirsky were named as defendants-in-counterclaim in an action brought in the Supreme Court of the State of New York, County of New York, entitled GERSTEN, SAVAGE, KAPLOWITZ & CURTIN, LLP V. PETER Z. ROSNER AND HINDALENE ROSNER (95/126559). The counterclaims alleged, among other things, that Mr. Rosner had acted as a "finder" in connection with the Company's IPO and that he had entered into an oral agreement with the Company and the underwriter engaged by the Company in the IPO pursuant to which he would be compensated for his services out of the proceeds of the IPO and would receive warrants to purchase Common Stock. In January 1996, all counterclaims asserted against the Company, Mr. Markowitz and Mr. Mirsky were dismissed by the court.

     In February 1997, the Company and Paramount Pictures Corporation, an affiliate of VCP ("Paramount"), were named as defendants in an action brought in the United States District Court for the Southern District of California entitled SASSABY, INC. V. PARAMOUNT PICTURES CORPORATION AND SEL-LEB MARKETING, INC. (No. 97CV0197S (JFS)). The plaintiff in this action, a manufacturer of a line of cosmetic products which are marketed under the trademark "Jane"-TM-, has recently commenced marketing a type of makeup known as concealer under the name
"Clueless."   Plaintiff alleges that the marketing and sale of the CLUELESS line of cosmetics by the Company constitutes trademark infringement and unfair competition, and seeks to enjoin the Company from using the CLUELESS mark. Plaintiff also seeks damages in an unspecified amount. Pursuant to the Company's agreement with VCP, Paramount (on behalf of VCP) is assuming the defense of this action on behalf of the Company, and the Company shall be entitled to be indemnified by VCP for any losses suffered by it as a result of this action. The Company has been advised by Paramount that it believes that plaintiff's claims are without merit and will be vigorously defended by Paramount.

     Except for proceedings in the normal course of business and the proceeding described above, the Company is not a party to or involved in any pending legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                       PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     A.   MARKET INFORMATION.

     The shares of Common Stock of the Company commenced trading on the Nasdaq Small Capitalization Market under the symbol "SELB" on July 13, 1995. The range of high and low reported closing sales prices for the Common Stock as reported by Nasdaq since the commencement of trading were as follows:

                                                       HIGH           LOW
                                                       ----           ---
FISCAL YEAR 1995(1)
-------------------

Quarter Ended:

     July 13, 1995 to September 30, 1995              $3.17         $2.71

     December 31, 1995                                $5.50         $2.81

FISCAL YEAR 1996(1)
-------------------

Quarter Ended:

     March 31, 1996                                   $5.375        $4.50

     June 30, 1996                                    $8.250        $6.00

     September 30, 1996                               $7.750        $5.625

     December 31, 1996                                $7.625        $5.125


____________________
(1) All share prices prior to February 29, 1996 have been adjusted to give effect to a three-for-one stock split which was effected by the Company in the form of a share distribution on February 29, 1996 (the "Share Distribution"). Pursuant to the Share Distribution, each holder of record of Common Stock on February 2, 1996 received two additional shares of Common Stock for each share held on such date.


     The prices set forth above reflect inter dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     B.   HOLDERS.

     On March 31, 1997, as reported by the Company's transfer agent, shares of Common Stock were held by 16 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

     C.   DIVIDENDS.

     Prior to the Linette Merger, the Company and Linette Cosmetics were treated as S Corporations for federal and certain state income tax purposes. As a result, earnings of such companies during such period were taxed directly to Harold Markowitz, the Chairman of the Board of the Company, Paul Sharp, the President and Chief Executive Officer of the Company, and Jorge Lazaro, the Executive Vice President and Secretary of the Company, who comprised all of the shareholders of the Company and Linette Cosmetics during such period, rather than to the Company or Linette Cosmetics, as the case may be. On May 17, 1995, the Company declared a distribution payable to such shareholders in an amount equal to the taxes payable on the earnings of the Company during the period from the date of its formation on September 21, 1993 (and, in the case of Linette Cosmetics, from January 1, 1994) to the date of the consummation of the Linette Merger (the "S Corporation Distribution"), such distribution to be payable following the consummation of the IPO after the amount thereof had been determined. In September and October of 1995, the Company paid the S Corporation Distribution to Messrs. Markowitz, Sharp and Lazaro in an aggregate amount of approximately $156,250.

     Other than the S Corporation Distribution, the Company has not declared or paid a cash dividend on its Common Stock since its inception. The payment by the Company of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's business operations.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Financial Statements of the Company and related notes thereto.


RESULTS OF OPERATIONS

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     Net sales for the fiscal year ended December 31, 1996 were $13,318,088 compared to $11,286,114 for the fiscal year ended December 31, 1995, representing an increase of 18%. This increase in net sales resulted primarily from increased sales of the Company's own proprietary brand name line of beauty aids and cosmetics.

     Income from commissions increased from $194,021 in fiscal year 1995 to $204,658 in fiscal year 1996.

     Cost of sales increased from $8,868,566 in 1995 to $10,601,237 in 1996. The cost of goods sold increased as a percentage of sales from 78.6% in 1995 to 79.6% in 1996. The Company has recently uncovered the theft of certain of its inventory from its North Bergen, New Jersey premises. Based on information known to the Company to date, the Company believes that the theft was committed by a limited number of warehouse employees of the Company and occurred in the fourth quarter of 1996. Although the Company has not yet determined the amount of inventory involved, the Company currently anticipates that the amount will be at least $50,000, but is not expected to exceed $125,000. This loss had an adverse effect on cost of goods sold for 1996.

     Selling, general and administrative ("SG&A") expenses increased from $2,016,412 in 1995 to $2,631,839 in 1996. The principal components of SG&A generally are payroll, rent, commissions, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses. The increase in SG&A expenses in 1996 resulted primarily from costs incurred in connection with the development of new product lines, including the Company's "Clueless-Registered Trademark-," "Loud Music-TM-," "Jabot-Registered Trademark-" and "Jabot for the Young and Restless Generation-Registered Trademark-" lines, increased payroll and rent expenses resulting from the Company's having hired additional employees to manage its increased cosmetics business and having leased additional warehouse space to store materials used in producing its cosmetic products, increased travel expenses incurred in connection with sales activities and an increase in the allowance for doubtful accounts relating to certain past-due receivables of the Company.

     As a result of the increase in the cost of sales and the increase in the SG&A expenses, total operating expenses increased from $10,884,978 in 1995 to $13,233,076 in 1996.

     As a result of the increase in the Company's operating expenses, operating income decreased from $595,157 in 1995 to $289,670 in 1996.

     Other income was $2,540 for 1996 compared to $101,489 for the year 1995. Other income in 1995 was primarily comprised of proceeds of approximately $49,000 resulting from the settlement of an insurance claim and restitution by a former employee in the amount of $52,000.

     The provision for income taxes was $118,000 in 1996, compared to $234,000 in 1995. The provision for income taxes in 1995 reflects taxes owed by the Company with respect to earnings of the Company during the period following the termination of its status as an S Corporation.


LIQUIDITY AND CAPITAL RESOURCES

     During 1995, the Company completed the IPO, in which it sold an aggregate (after giving effect to the Share Distribution) of 2,760,000 units (the "Units"), with each unit consisting of one share of Common Stock and one redeemable warrant to purchase one share of Common Stock (a "Warrant"), at a price of $1.67 per Unit for gross proceeds of $4,600,000.

     After deducting fees and expenses of the IPO of approximately $1,274,000, the net proceeds of the IPO were used to repay $850,000 of loans outstanding under the Company's then existing borrowing arrangement with a bank and a $250,000 note (the "Bridge Note") which had been issued to a bridge investor (the "Bridge Investor") in connection with certain bridge financing secured by the Company. The remaining $2,226,000 was added to working capital.

     In connection with the Company's IPO, the balance of loans to the Company by related parties, which was $769,000 at such time, was reduced by $300,000. The debt of $300,000 was converted into conversion units (equivalent to the Units sold in the IPO) at the rate of $1.67 per conversion unit for an aggregate of 180,000 conversion units (after giving effect to the Share Distribution).
The remaining $469,000 was scheduled to be repaid by the Company with interest at an annual rate of 8% on January 20, 1997 out of available working capital, if available, on such terms as were to be determined by the board of directors of the Company. On March 21, 1996, the Company repaid such remaining balance at a discount of $46,900 and increased additional paid-in capital by a corresponding amount.

     Prior to the consummation of the Linette Merger, the Company and Linette Cosmetics were treated as S Corporations. As a result, earnings of such companies during such period were taxed for federal and certain state income tax purposes directly to the shareholders of the companies. On May 17, 1995, the Company declared the S Corporation Distribution payable to the shareholders of such companies prior to the Linette Merger in an amount equal to the taxes payable on earnings of the Company during the period of its S Corporation status, which distribution was payable following the consummation of the IPO after the amount thereof had been determined. In September and October of 1995, the Company paid S Corporation Distributions in the aggregate amount of approximately $156,250.

     In May 1995, the Company borrowed, for working capital purposes and to pay a portion of the expenses of the IPO, an aggregate of $250,000 (the "Bridge Financing") from the Bridge Investor, an accredited investor unaffiliated with the Company or any of its executives or directors. In connection with the Bridge Financing, the Company issued to the Bridge Investor (i) the Bridge Note, which bore interest at the rate of 8% per annum and was due and payable on the earlier of the consummation of the IPO or November 23, 1995 and (ii) 3,000,000 warrants (the "Bridge Warrants"), each of which was exercisable until November 23, 1995 and entitled the holder thereof to purchase one share of Common Stock for $2.00 (after giving effect to the Share Distribution). Upon the consummation of the IPO, each Bridge Warrant automatically converted into a warrant having the same terms as the Warrants. The Company used a portion of the proceeds of the IPO to repay the entire principal amount of the Bridge Note, plus accrued interest thereon.

     On November 6, 1995, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with United Jersey Bank (the "Lender") pursuant to which it obtained a revolving line of credit for general working capital purposes in an aggregate principal amount up to $2,000,000, subject to a borrowing base limitation. The line of credit bears interest at fluctuating rates per annum based on the "Prevailing Base Rate" (as defined in the Loan Agreement) of the Lender. As of April 8, 1997, the outstanding balance under this line of credit was $750,000. Any funds borrowed by the Company under the Loan Agreement are secured primarily by the inventory and receivables of the Company. The Loan Agreement terminates on May 31, 1997. Although the Company anticipates that it will renew the Loan Agreement upon its termination, there can be no assurance that the Loan Agreement will be renewed at such time.

     During the fiscal year ended December 31, 1996, Warrants to purchase 813,477 shares of Common Stock were exercised, resulting in net proceeds to the Company of $1,372,333. Subsequent to December 31, 1996, an aggregate of 383,768 shares of Common Stock were issued by the Company upon the exercise of Warrants, options and warrants held by an affiliate of the Company, resulting in net proceeds to the Company of $623,077.

     At December 31, 1996, the Company had working capital of $5,575,016 and cash and short-term investments of $129,538.

     The Company believes that, based upon the Company's existing cash balances, including cash generated from the exercise of outstanding options and Warrants, anticipated cash flow from the Company's operations, anticipated growth and the availability of additional funds under the Loan Agreement, the Company will be able to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the Company's existing cash balances and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Loan Agreement, which expires on May 31, 1997, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's long-term liquidity and on the proposed business expansion plans of the Company.


CAUTIONARY STATEMENT

     This Annual Report on Form 10-KSB contains certain forward-looking statements, including statements concerning the adequacy of the Company's sources of cash to finance its current and future operations. Actual results could differ materially from those projected as a result of various factors, including but not limited to general trends in the retail industry, the ability of the Company to successfully implement its expansion plans, consumer acceptance of any products developed and sold by the Company, and the ability of the Company to develop its "celebrity" product business.


ITEM 7.   FINANCIAL STATEMENTS

     The financial statements of the Company are set forth in a separate section of this Annual Report on Form 10-KSB. See "Item 13. Exhibits and Reports on Form 8-K" and the Index to Financial Statements on page F-1 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     See the section captioned "Election of Directors" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 29, 1997, which section is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

     See the section captioned "Executive Compensation" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 29, 1997, which section is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 29, 1997, which section is incorporated herein by reference.

     (b)  SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS


     See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 29, 1997, which section is incorporated herein by reference.

     (c)  CHANGES IN CONTROL

     The Company knows of no contractual arrangements which may, at a subsequent date, result in a change of control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned "Certain Transactions" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held May 29, 1997, which section is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     (1) The financial statements of the Company and the report thereon listed on the Index to Financial Statements on page F-1 hereof are being filed as part of this Annual Report on Form 10-KSB.

     (2) The following exhibits are being filed as part of this Annual Report on Form 10-KSB:

     1.1 Underwriting Agreement dated July 13, 1995 between the Company and Duke & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995).

     2.1 Agreement and Plan of Merger of Lea Cosmetics, Inc. into the Company dated July 31, 1995, together with Certificate of Merger filed with the Secretary of State of the State of Delaware on August 3, 1995 (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

     3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

     3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

     4.1     Form of Certificate for Common Stock (incorporated by reference to
             Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-88134), as filed with the Securities and Exchange Commission on June 28, 1995 ("Amendment No. 2")).

     4.2 Warrant Agreement dated as of July 20, 1995 between the Company, Continental Stock Transfer & Trust Company and Duke & Co., Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

     4.3     Form of Warrant Certificate (incorporated by reference to Exhibit
             4.3 to Amendment No. 2).

     4.4 Underwriter's Warrant dated July 20, 1995, issued by the Company to Duke & Co., Inc. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

     4.5 Warrant and Registration Agreement dated as of July 20, 1995 between the Company and Jan Mirsky (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

     4.6 Registration Rights Agreement dated as of May 19, 1995 between the Company and Wellington Corporation N.V. (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-88134), as filed with the Securities and Exchange Commission on May 24, 1995 ("Amendment No. 1")).

     4.7 1995 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1995).

     4.8 1995 Nonemployee Directors' Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30,
             1995).

     4.9 Form of Stock Option Agreements under the 1995 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, as filed with the Commission on January 10, 1997).

     4.10 Form of Stock Option Agreement under the 1995 Nonemployee Directors' Stock Option Plan (incorporated by reference to Exhibit
             4.4 to the Company's Registration Statement on Form S-8, as filed with the Commission on January 10, 1997).

     10.1 Agreement dated November 1, 1993 between Chances, Inc. and Linette Cosmetics, Inc., together with Assignment of Contract by Linette Cosmetics, Inc. to the Company and letter dated May 9, 1995 (incorporated by reference to Exhibit 10.1 to Amendment No. 1).

     10.1(A) Agreement dated July 19, 1995 by and between Chances, Inc. and the
             Company (incorporated by reference to Exhibit 10.1(A) to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

     10.2 Agreement dated January 1, 1994 between Carlton Varney and the Company (incorporated by reference to Exhibit 10.2 to Amendment No.
             1).

     10.3 Product Promotion Agreement dated August 23, 1994 between American Pop, Inc. and the Company (incorporated by reference to Exhibit
             10.3 to Amendment No. 1).

     10.4 Product Promotion Agreement dated December 1994 between Linda Levinson and the Company (incorporated by reference to Exhibit 10.4(A) to Amendment No. 1).

     10.5 Product Promotion Agreement dated August 1994 between Eden Ventures Corporation and the Company (incorporated by reference to Exhibit 10.4(B) to Amendment No. 1).

     10.6 Product Promotion Agreement dated March 1995 between Best Buddies International, Inc. and the Company (incorporated by reference to Exhibit 10.12 to Amendment No. 1).

     10.7 Agreement dated September 1994 between Clyde Duneier, Inc. and Linette Cosmetics, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 1).

     10.8 Agreement dated October 25, 1993 between Tri-Star Products, Inc. and Linette Cosmetics, Inc. (incorporated by reference to Exhibit
             10.6 to Amendment No. 1).

     10.9 Agreement dated April 1995 between River Products, Inc. and the Company (incorporated by reference to Exhibit 10.13 to Amendment No. 1).

     10.10 Financial Advisory and Investment Banking Agreement, dated as of July 20, 1995, between the Company and Duke & Co., Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

     10.11 Letter Agreement dated September 10, 1992 between Linette Cosmetics, Inc. and H. Howlin International, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 1).

     10.12   1995 Stock Option Plan of the Company (incorporated by reference to
             Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

     10.13 1995 Nonemployee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

     10.14 Stock Purchase Agreement dated May 18, 1995 between the Company and Larry H. Pallini (incorporated by reference to Exhibit 10.14 to Amendment No. 1).

     10.15 Employment Agreement dated as of June 30, 1995 between the Company and Harold Markowitz (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

     10.16 Employment Agreement dated as of June 30, 1995 between the Company and Paul Sharp (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

     10.17 Employment Agreement dated as of June 30, 1995 between the Company and Jan Mirsky (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

     10.18 Employment Agreement dated as of June 30, 1995 between the Company and Jorge Lazaro (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

     10.19 Employment Agreement dated as of September 27, 1995 between the Company and Jack Koegel (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

     10.20 Subscription Agreement executed May 19, 1995 by Wellington Corporation N.V. (incorporated by reference to Exhibit 10.20 to Amendment No. 2).

     10.21 Agreement dated as of July 8, 1995 between Larry H. Pallini and the Company (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

     10.22 Contribution Agreement dated as of July 13, 1996 by and among the Company and Harold Markowitz, Paul Sharp and Jorge Lazaro (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995).

     10.23 Debt Conversion Agreement dated as of July 13, 1995 by and among the Company, Harold Markowitz, Paul Sharp and Jorge Lazaro (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995).

     10.24 Loan and Security Agreement dated as of November 6, 1995 by and between United Jersey Bank and the Company (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995).

     10.25 Trademark License Agreement dated January 28, 1997 between Bell Abbott Haussmann Inc. and the Company.

     10.26 Letter Agreement between the Company and LPD Packaging, Inc (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

     10.27 Merchandising License Agreement dated as of October 16, 1996 between Viacom Consumer Products, Inc. and the Company.

     10.28 Lease dated as of February 5, 1997 between Bascom Corp. and the Company.

     11.1 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

     23      Consent of Goldstein Golub Kessler & Company, P.C.

     27      Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K

             The Company did not file any Reports on Form 8-K during the fiscal year ended December 31, 1996.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SEL-LEB MARKETING, INC.
                                             (Registrant)


                                             By:  /s/ Harold Markowitz
                                                ----------------------------
                                                Harold Markowitz
                                                Chairman of the Board


                                             Date:  April 15, 1997


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         NAME                           TITLE                         DATE
         ----                           -----                         ----


 /s/ Harold Markowitz
-----------------------
  Harold Markowitz       Chairman of the Board and Director       April 15, 1997

 /s/ Paul Sharp
-----------------------
  Paul Sharp             President, Chief Executive Officer and   April 15, 1997
                         Director
                         (principal executive officer)

 /s/ Jan S. Mirsky
-----------------------
  Jan S. Mirsky          Executive Vice President - Finance,      April 15, 1997
                         Chief Operating Officer and Director
                         (principal financial and accounting
                         officer)

 /s/ Jack Koegel
-----------------------
  Jack Koegel            Vice Chairman of the Board and           April 15, 1997
                         Director

 /s/ Jorge Lazaro
-----------------------
  Jorge Lazaro           Executive Vice President, Secretary and  April 15, 1997
                         Director

 /s/ Stanley R. Goodman
-----------------------
  Stanley R. Goodman     Director                                 April 15, 1997

 /s/ Edward C. Ross
-----------------------
  Edward C. Ross         Director                                 April 15, 1997

 /s/ L. Douglas Bailey
-----------------------
  L. Douglas Bailey      Director                                 April 15, 1997

                                                         SEL-LEB MARKETING, INC.
                                                   INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                            F-2


FINANCIAL STATEMENTS:

   Balance Sheet                                                        F-3
   Statement of Income                                                  F-4
   Statement of Shareholders' Equity                                 F-5 - F-6
   Statement of Cash Flows                                              F-7
   Notes to Financial Statements                                     F-8 - F-17

INDEPENDENT AUDITOR'S REPORT




The Board of Directors
Sel-Leb Marketing, Inc.


We have audited the accompanying balance sheet of Sel-Leb Marketing, Inc. as of December 31, 1996 and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sel-Leb Marketing, Inc. as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

March 23, 1997

                                                         SEL-LEB MARKETING, INC.

                                                                   BALANCE SHEET
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

DECEMBER 31, 1996
--------------------------------------------------------------------------------

ASSETS (Note 6)

Current Assets:
  Cash and cash equivalents (Note 1)                                $  129,538
  Accounts receivable, less allowance for doubtful
   accounts of $275,000                                              3,247,812
  Inventory (Note 1)                                                 3,746,124
  Due from officer                                                      23,274
  Prepaid expenses and other current assets                            304,797
  Deferred income tax asset, net of valuation allowance
   (Note 10)                                                            95,000
--------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                             7,546,545

Property and Equipment - at cost, net of accumulated
depreciation and amortization (Notes 1 and 3)                          356,251

Goodwill (Note 2)                                                      252,063

Other Assets                                                            60,125
--------------------------------------------------------------------------------
    TOTAL ASSETS                                                    $8,214,984
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses (Note 4)                    $1,420,609
  Loan payable - bank (Note 6)                                         300,000
  Due to affiliate (Note 9)                                             64,398
  Income taxes payable (Note 10)                                       186,522
--------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                        1,971,529
--------------------------------------------------------------------------------

Commitments and Contingency (Notes 5, 6 and 12)

Shareholders' Equity (Notes 7 and 8):
  Common stock - $.01 par value; authorized 40,000,000
   shares, issued and outstanding 8,268,477 shares                      82,685
  Additional paid-in capital                                         5,632,512
  Retained earnings                                                    588,258
  Less receivable in connection with equity transactions               (60,000)
--------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                       6,243,455
--------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $8,214,984
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                               See Notes to Financial Statements

                                                         SEL-LEB MARKETING, INC.

                                                             STATEMENT OF INCOME
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                     1996          1995
--------------------------------------------------------------------------------

Revenue:
  Net sales (Notes 1 and 11)                         $13,318,088   $11,286,114
  Commission income (Note 1)                             204,658       194,021
--------------------------------------------------------------------------------
Total revenue                                         13,522,746    11,480,135
--------------------------------------------------------------------------------

Operating expenses:
  Cost of sales (Note 9)                              10,601,237     8,868,566
  Selling, general and administrative expenses
   (Notes 1 and 5)                                     2,631,839     2,016,412
--------------------------------------------------------------------------------
Total operating expenses                              13,233,076    10,884,978
--------------------------------------------------------------------------------

Operating income                                         289,670       595,157

Interest expense, net of interest income of $11,755
 and $34,972, respectively (Note 9)                      (16,475)      (83,809)

Other income                                               2,540       101,489
--------------------------------------------------------------------------------

Income before provision for income taxes and minority
 interest in earnings of subsidiary                      275,735       612,837

Provision for income taxes (Note 10)                    (118,000)     (234,000)
--------------------------------------------------------------------------------

Income before minority interest in earnings of
 subsidiary                                              157,735       378,837

Minority interest in earnings of subsidiary (Note 1)           -       (39,414)
--------------------------------------------------------------------------------
Net income                                           $   157,735   $   339,423
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Earnings per share                                   $       .02
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Pro forma information (unaudited) (Notes 1 and 13):
  Net income                                                       $   341,423
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  Primary earnings per share                                       $       .05
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  Fully diluted earnings per share                                 $       .04
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                               See Notes to Financial Statements




                                                                                          SEL-LEB MARKETING, INC.

                                                                                STATEMENT OF SHAREHOLDERS' EQUITY

Years ended December 31, 1996 and 1995
------------------------------------------------------------------------------------------------------------------

                                                                                      Receivable
                                                             Additional             in Connection
                                          Common Stock         Paid-In    Retained   with Equity    Shareholders'
                                      Shares        Amount     Capital    Earnings   Transactions       Equity
------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995            4,320,000     $ 1,000    $ 87,799   $ 346,455    $(23,000)       $  412,254

Adjustment of par value                    -         42,200     (42,200)       -           -                 -

Capital contribution of imputed
 interest on noninterest-bearing
 loans (Note 9)                            -           -          4,225        -           -                4,225

Collection of receivable                   -           -           -           -         21,000            21,000

Issuance of stock warrants (Note 8)        -           -         10,000        -           -               10,000

Adjustment resulting from
 termination of S Corporation
 status (Note 7)                           -           -        255,355    (255,355)       -                 -

Issuance of common stock in
 connection with acquisition of
 subsidiary (Notes 1 and 2)             180,000       1,800     380,575        -          2,000           384,375

Conversion of long-term debt into
 common shares (Note 9)                 180,000       1,800     298,200        -           -              300,000

Net proceeds from sale of stock
 (Note 7)                             2,760,000      27,600   3,298,852        -           -            3,326,452

                                                                     (continued)






                                               See Notes to Financial Statements



                                                                                          SEL-LEB MARKETING, INC.

                                                                                STATEMENT OF SHAREHOLDERS' EQUITY

Years ended December 31, 1996 and 1995
------------------------------------------------------------------------------------------------------------------

                                                                                      Receivable
                                                             Additional             in Connection
                                          Common Stock         Paid-In    Retained   with Equity    Shareholders'
                                      Shares        Amount     Capital    Earnings   Transactions       Equity
------------------------------------------------------------------------------------------------------------------

Distribution to shareholders
 (Note 10)                                 -           -     $ (156,243)       -           -          $  (156,243)

 Net income                                -           -           -      $ 339,423        -              339,423
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995          7,440,000     $74,400   4,136,563     430,523        -            4,641,486

Net proceeds from exercise of stock
 warrants (Note 8)                      813,477       8,135   1,424,198        -       $(60,000)        1,372,333

Proceeds from exercise of stock
 options (Note 8)                        15,000         150      24,850        -           -               25,000

Discounts on loans payable to
 shareholders (Note 9)                     -           -         46,901        -           -               46,901

Net income                                 -           -           -        157,735        -              157,735
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996          8,268,477     $82,685  $5,632,512   $ 588,258    $(60,000)       $6,243,455
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


                                                                                 See Notes to Financial Statements





                                                                                          SEL-LEB MARKETING, INC.

                                                                                          STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Year ended December 31,                                                                    1996              1995
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $  157,735        $  339,423
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                       136,128            25,947
    Deferred income tax benefit                                                         (43,000)          (52,000)
    Allowance for doubtful accounts                                                     175,000            40,000
    Imputed interest contributed to capital                                                -                4,225
    Interest expense related to issuance of warrants                                       -               10,000
    Minority interest in earnings of subsidiary                                            -               39,414
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                (1,246,999)         (400,026)
      Increase in inventory                                                          (1,276,038)       (1,301,391)
      (Increase) decrease in prepaid expenses and other current assets                   48,760          (220,491)
      Increase in other assets                                                          (56,514)             -
      Increase (decrease) in accounts payable and accrued expenses                      479,367          (310,669)
      Decrease in due to affiliate                                                      (53,912)          (56,630)
      Increase (decrease) in income taxes payable                                       (83,003)          183,877
-----------------------------------------------------------------------------------------------------------------
      Net cash used in operating activities                                          (1,762,476)       (1,698,321)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Repayments from affiliates                                                               -              122,510
  Purchase of property and equipment                                                   (192,916)         (275,515)
  Amounts due from officer                                                              (23,274)             -
-----------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                            (216,190)         (153,005)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from loan payable - bank                                                 300,000              -
  Net repayments of notes payable - bank                                                   -             (800,000)
  Repayment of long-term debt to related parties                                       (422,099)             -
  Net proceeds from sale of stock and warrants                                             -            3,440,003
  Net proceeds from exercise of stock warrants                                        1,372,333              -
  Proceeds from exercise of stock options                                                25,000              -
  Distributions to shareholders                                                            -             (156,243)
  Collection of receivable in connection with sale of common stock purchase warrant        -               21,000
-----------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                       1,275,234         2,504,760
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   (703,432)          653,434
Cash and cash equivalents at beginning of year                                          832,970           179,536
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                             $  129,538        $  832,970
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                          $  31,357        $  112,568
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
    Income taxes                                                                     $  244,003         $  16,475
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------




Supplemental schedule of noncash investing and financing activities:

 In May 1995, the Company issued warrants to purchase 3,000,000 shares of the Company's common stock and charged operations for $10,000 of interest expense (Notes 7 and 8).

 In December 1995, the Company issued 180,000 shares of the Company's common stock, valued at $384,375, in connection with the 40% acquisition of Lea (Note
 2).

 In July 1995, shareholders converted $300,000 of long-term debt into 180,000 shares of the Company's common stock and warrants to purchase 180,000 shares of the Company's common stock.

 In March 1996, the Company received a $46,901 discount on its notes payable to shareholders.


                                               See Notes to Financial Statements

                                                         SEL-LEB MARKETING, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


1. ORGANIZATION, Sel-Leb Marketing, Inc. (Sel-Leb) was incorporated under the PRESENTATION, laws of the State of New York on September 21, 1993. On May
    PRINCIPAL      18, 1995, Linette Cosmetics, Inc. (Linette), a company
    BUSINESS       having the same ownership as Sel-Leb, merged with and into
    ACTIVITY AND   Sel-Leb.  On July 13, 1995, the shareholders of Sel-Leb
    SIGNIFICANT    contributed their 60% interest in Lea Cosmetics, Inc. (Lea)
    ACCOUNTING     to Sel-Leb and Sel-Leb purchased the remaining 40% interest
    POLICIES:      (the 40% Interest) (see Note 2).  As a result, Lea became a wholly owned subsidiary of Sel-Leb and was subsequently merged with and into Sel-Leb. The merger of Linette with and into Sel-Leb and the contribution of the 60% interest in Lea to Sel-Leb, have been reported at historical cost in a manner similar to a pooling of interests. The purchase of the 40% Interest in Lea by Sel-Leb has been accounted for as a purchase. All significant intercompany transactions and balances among Sel-Leb, Linette and Lea (collectively the Company) through the dates of the mergers and the acquisition of the 40% Interest have been eliminated.

                   The statement of income for the Company for the year ended December 31, 1995 includes the results of operations of Sel-Leb and Linette for the 12 months ended December 31, 1995 and the results of operations of Lea for the 15 months ended December 31, 1995. The results of operations for Lea for the 3-month period from October 1, 1994 to December 31, 1994, included in the statement of income for 1995, were not material.

                   The Company is a secondary sourcer (distributing merchandise on a wholesale basis outside normal distribution channels to retail merchants) of a broad range of name-brand and off-brand merchandise. The Company also packages and wholesales beauty aid and cosmetic products. In addition, the Company develops marketing programs to sell consumers products through television home-shopping networks and other electronic media by using celebrity spokespersons. Revenue from marketing programs for the years ended December 31, 1996 and 1995 were not significant.

                   The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management affecting the reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

                   Inventory, consisting primarily of finished goods, is stated at the lower of cost, determined by the first-in, first-out method, or market.

                   Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided for over the term of the lease.

                   Sales revenue is recognized on the date the merchandise is shipped.

                   Commission income is recognized upon the sale of the related product.

                   Product development costs are expensed as incurred. Such costs amounted to $134,204 for the year ended December 31, 1996.

                                                         SEL-LEB MARKETING, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 1996 and 1995 amounted to approximately $27,000 and $12,000, respectively.

                   Cash equivalents consist of money market accounts.

                   The fair value of the amount due from officers approximates the carrying amount due to its short-term nature.

                   Pro forma earnings per share for 1995 are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants, all of which are considered common stock equivalents, using the modified treasury stock method. For the pro forma fully diluted computation for 1995, the weighted average number of shares outstanding includes the number of shares that would be issued from the exercise of stock options and warrants reduced by the number of shares which would have been purchased from the proceeds of such exercise at the market price of the Company's common stock on December 31, 1995, because those prices were higher than the average market prices during the year. A similar computation was not made for 1996 earnings per share because the average market price for the year was higher than the price at December 31, 1996 and because the effect of including the stock options and warrants would be to increase earnings per share. For the year ended December 31, 1995, the number of shares used in the computation of pro forma primary earnings per share and pro forma fully diluted earnings per share were 8,429,726 and 8,491,491, respectively. For the year ended December 31, 1996, the number of shares used in the computation of earnings per share was 7,659,359.

                   The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

                   Additionally in 1996, the Company elected to continue to measure compensation cost using Accounting Principles Board
                   (APB) Opinion No. 25 as is permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and has elected to comply with other provisions and the disclosure requirements of SFAS No. 123 (see Note 8).

2.  ACQUISITION:   In July 1995, Sel-Leb purchased the 40% Interest in Lea in a business combination accounted for as a purchase. The purchase price was 180,000 shares of newly issued, unregistered shares of Sel-Leb's common stock, 90,000 of which were issued at the time of purchase and 90,000 of which were issued in January 1996. The accompanying financial statements reflect the issuance of these shares of common stock as if they were issued on December 31, 1995.
                   The fair value of the assets acquired, including approximately $283,000 allocated to goodwill, which is being amortized over 10 years, amounted to approximately $384,000 and liabilities assumed amounted to approximately $101,000.
                   Amortization of goodwill charged to operations in the years ended December 31, 1996 and 1995 amounted to $28,760 and $2,445, respectively.

                   At each balance sheet date the Company evaluates the period of amortization of goodwill. The factors used in evaluating the period of amortization include: (i)
                                                                             F-9

                                                         SEL-LEB MARKETING, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   current operating results, (ii) projected future operating results, and (iii) any other material factors that affect the continuity of the business.

3.  PROPERTY AND   Property and equipment, at cost, consists of the following:
    EQUIPMENT:

                                                                       Estimated
                                                                     Useful Life
                   -------------------------------------------------------------
                   Machinery and equipment        $221,184          5 to 7 years
                   Display fixtures                220,896          2 to 3 years
                   Computer equipment               43,354          3 to 5 years
                   Leasehold improvements           22,545              10 years
                   -------------------------------------------------------------
                                                   507,979
                   Less accumulated depreciation
                     and amortization              151,728
                   -------------------------------------------------------------
                                                  $356,251
                   -------------------------------------------------------------
                   -------------------------------------------------------------


4.  ACCOUNTS       Accounts payable and accrued expenses consist of the
    PAYABLE AND    following:
    ACCRUED
    EXPENSES:      Trade accounts payable                             $1,306,133
                   Accrued professional fees                              75,552
                   Accrued commissions                                    18,972
                   Accrued payroll                                        19,952
                   -------------------------------------------------------------
                                                                      $1,420,609
                   -------------------------------------------------------------
                   -------------------------------------------------------------

5.  COMMITMENTS:   In 1996, the Company entered into a new noncancelable
                   operating lease for office and warehouse facilities commencing April 1, 1997 and expiring March 31, 2002. In connection with the lease, the Company is required to purchase machinery and equipment from the lessor amounting to $110,000. The lease also requires payments for real estate taxes and other operating costs. The Company leases warehouse and production facilities from one of its contract manufacturers under a noncancelable operating lease which expires December 31, 1998.

                   The future minimum rental payments under the leases are as follows:

                   Year ending December 31,
                             1997                                     $  148,000
                             1998                                        185,000
                             1999                                        223,000
                             2000                                        286,000
                             2001                                        298,000
                             2002                                         75,000
                   -------------------------------------------------------------
                                                                      $1,215,000
                   -------------------------------------------------------------
                   -------------------------------------------------------------

                                                         SEL-LEB MARKETING, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   The Company leases additional offices and warehouse facilities on a month-to-month basis.

                   Rent expense for the years ended December 31, 1996 and 1995 amounted to approximately $141,000 and $74,000, respectively.

                   The Company has entered into employment agreements with five officers which expire at various times through July 2000.

                   The aggregate minimum commitment for future salaries is as follows:

                   Year ending December 31,
                             1997                                     $  590,000
                             1998                                        450,000
                             1999                                        375,000
                             2000                                        188,000
                   -------------------------------------------------------------
                                                                      $1,603,000
                   -------------------------------------------------------------
                   -------------------------------------------------------------

                   The Company has various promotional agreements whereby it pays royalty fees to celebrities based upon a percentage of net sales attributable to the celebrities' appearances.

                   The Company has a license agreement to sell certain cosmetic products under the licensor's trademark. The agreement expires on October 31, 1999 and the Company has the option to extend the agreement for an additional two years upon the achievement of certain sales volume. The agreement requires the Company to make royalty payments of 10% of licensed sales, as defined. The Company is required to pay a minimum royalty of $225,000 by March 31, 1998, $90,000 of which was prepaid by December 31, 1996, and to commit to minimum advertising expenditures of $50,000 per year through the expiration of the agreement. As of December 31, 1996, the Company had not yet sold any merchandise under this agreement.


6.LINE OF CREDIT:  The Company has a line of credit with a bank expiring May
                   31, 1997 which provides for borrowings not to exceed the lesser of $2,000,000 or prescribed levels of eligible accounts receivable and inventory, as defined. Borrowings under the line of credit bear interest at the bank's prevailing base rate (8.25% at December 31, 1996), as defined in the agreement. As of December 31, 1996, $300,000 was outstanding under the line of credit. The loan is collateralized by substantially all of the assets of the Company. The fair value of the loan payable approximates the carrying amount due to the short-term nature of the instrument.

                                                         SEL-LEB MARKETING, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

7.  SHAREHOLDERS'  Accumulated earnings during the period in which the Company
    EQUITY: was an S Corporation (see Note 10) have been included in the accompanying financial statements as additional paid-in capital.

                   On January 4, 1995, the Company increased its authorized number of shares to 10,000,000 shares of common stock, effected a 17,760.8-for-1 stock split and changed the par value of its common stock from no par to $.01 par. On May 18, 1995, the Company effected a .810706 reverse stock split. In February 1996, the Company increased its authorized number of shares to 40,000,000 shares of common stock and effected a 3-for-1 stock split. The increase in authorized shares and the stock splits have been given retroactive effect in the accompanying financial statements.

                   On July 13, 1995, the Company completed its initial public offering (IPO) of 2,760,000 shares of the Company's common stock and 2,760,000 warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $2.00 per share. The net proceeds to the Company were approximately $3,326,000 after deducting underwriters' commissions and expenses of the offering which totaled approximately $1,274,000.

8.  OPTIONS AND    The Company has a Stock Option Plan (the Option Plan) in
    WARRANTS:      which 1,350,000 common shares have been reserved for future issuance. The Option Plan provides for the issuance of incentive stock options and nonincentive stock options for the sale of shares of common stock to employees of the Company at a price not less than the fair market value of the shares on the date of the option grant, provided that the exercise price of any incentive stock option granted to an employee owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares on the date of the incentive stock option grant. The term of each option and the manner of exercise are determined by the board of directors.
                   Employees are fully vested in the options 3 years after the date of grant and the options are exercisable up to 10 years after the date of grant.

                   In addition, the Company has a Nonemployee Directors' Stock Option Plan (the Directors' Plan) in which 300,000 common shares have been reserved for future issuance. The Directors' Plan provides for the sale of shares of common stock to nonemployee directors of the Company at a price not less than the fair market value of the shares on the date of the option grant. The term of each option and the manner of exercise is determined by the board of directors, but in no case can the options be exercisable 10 years beyond the date of grant. Upon election to the board of directors, and after each re-election, each nonemployee director is granted an option to purchase 5,000 common shares exercisable upon the date of grant.

                                                         SEL-LEB MARKETING, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   A summary of the status of the Company's options as of December 31, 1996 and 1995, and changes during the years then ended is presented below:


                                                         1996                 1995
                   ------------------------------------------------------------------------
                                                             Weighted-            Weighted-
                                                              Average              Average
                                                              Exercise             Exercise
                                                    Shares     Price     Shares     Price
                   ------------------------------------------------------------------------
                   Outstanding at beginning
                    of year                       1,114,500    $2.06       -           -
                   Granted                          169,000     6.00   1,380,000      $1.98
                   Canceled                         (50,000)    4.33    (265,500)      1.67
                   Exercised                        (15,000)    1.67       -           -
                   ------------------------------------------------------------------------
                    Outstanding at end of year    1,218,500     2.52   1,114,500       2.06
                   ------------------------------------------------------------------------
                   ------------------------------------------------------------------------
                   Options exercisable at
                    year-end                        609,500              323,625
                   ------------------------------------------------------------------------
                   ------------------------------------------------------------------------
                   Weighted-average fair
                    value of options granted
                    during the year              $     2.69           $      .88
                   ------------------------------------------------------------------------
                   ------------------------------------------------------------------------

                   The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                                                    Options Outstanding               Options Exercisable
                                         ------------------------------------------------------------------
                                           Number         Weighted-                   Number
                                         Outstanding       Average      Weighted-   Exercisable   Weighted-
                                             at           Remaining      Average        at         Average
                      Range of           December 31,    Contractual    Exercise    December 31,   Exercise
                   Exercise Prices          1996            Life          Price        1996         Price
                   ----------------------------------------------------------------------------------------
                   $1.67                   694,500          8.5           $1.67       369,750       $1.67
                   $2.75                   375,000          8.75           2.75       187,500        2.75
                   $5.63 - $7.00           149,000          9.84           5.91        52,250        6.13
                   ----------------------------------------------------------------------------------------
                   $1.67 - $7.00         1,218,500          8.74          $2.52       609,500       $2.38
                   ----------------------------------------------------------------------------------------
                   ----------------------------------------------------------------------------------------


                   The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net

                                                         SEL-LEB MARKETING, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   income and earnings per common share for the years ended December 31, 1996 and 1995 would approximate the pro forma amounts indicated in the table below.


                   Year ended December 31,                                      1996      1995
                   ---------------------------------------------------------------------------
                   Net income - as reported in 1996 and pro forma
                    (see Note 13) in 1995                                  $ 157,735  $341,423
                   ---------------------------------------------------------------------------
                   ---------------------------------------------------------------------------
                   Net income (loss) - pro forma                           $(106,211) $132,359
                   ---------------------------------------------------------------------------
                   ---------------------------------------------------------------------------
                   Pro forma primary earnings per share - as reported
                    (see Note 13)                                                     $    .05
                   ---------------------------------------------------------------------------
                   ---------------------------------------------------------------------------
                   Pro forma fully diluted earnings per share - as reported
                    (see Note 13)                                                     $    .04
                   ---------------------------------------------------------------------------
                   ---------------------------------------------------------------------------
                   Pro forma primary earnings per share - pro forma                   $    .02
                   ---------------------------------------------------------------------------
                   ---------------------------------------------------------------------------
                   Pro forma fully diluted earnings per share - pro forma             $    .02
                   ---------------------------------------------------------------------------
                   ---------------------------------------------------------------------------
                   Earnings per share - as reported                          $    .02
                   ---------------------------------------------------------------------------
                   ---------------------------------------------------------------------------
                   Earnings (loss) per share - pro forma                     $   (.01)
                   ---------------------------------------------------------------------------
                   ---------------------------------------------------------------------------


                   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 1996 and 1995: expected volatility of 40.0%; risk-free interest rate of 6.3%; expected lives of 5 years; and no expected dividends.

                   At December 31, 1996, the Company has outstanding warrants to purchase 490,689 shares of the Company's common stock by an officer of the Company. The warrants are exercisable through March 21, 2000 at an aggregate exercise price of $315,000.

                   In May 1995, the Company borrowed $250,000 from an investor, which was subsequently repaid out of the proceeds of the IPO (see Note 7). In connection with this financing, the Company issued the investor 3,000,000 warrants, each of which entitles the holder to purchase 1 share of common stock at a price of $2.00 per share, exercisable for a 3-year period commencing July 13, 1996. Upon issuance of the warrants the Company charged operations for $10,000 and increased additional paid-in capital by a corresponding amount.

                   Upon consummation of the Company's IPO (see Note 7), the Company sold warrants (the Underwriter Warrants) to purchase up to 240,000 units at an exercise price of $2.50 per unit to the underwriter and its designees for an

                                                         SEL-LEB MARKETING, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   aggregate of $10.00. Each unit consisted of one share of common stock and a warrant entitling the holder to purchase one share of common stock at an exercise price of $2.00 per share. In August 1996, the Underwriter Warrants were exercised.

                   During the year ended December 31, 1996, warrants to purchase 813,477 shares of common stock were exercised. Net proceeds to the Company amounted to $1,372,333.

                   At December 31, 1996, common stock was reserved for the following reasons:

                   Exercise of common stock options        1,218,500
                   Exercise of common stock warrants       6,097,212
                   -------------------------------------------------------------
                   Subsequent to December 31, 1996, 383,768 additional shares of common stock were issued upon the exercise of warrants and options for $623,077 of proceeds.


9.  RELATED PARTY  Prior to the IPO, the Company had loans payable to its
    TRANSACTIONS:  shareholders and/or entities owned by such shareholders amounting to $769,000 of which $169,000 was noninterest-bearing. Interest on that amount was imputed, charged to operations and treated as a contribution to capital in 1995. Immediately prior to the IPO, $300,000 of such loans was converted into 180,000 conversion units, each unit consisting of 1 share of common stock and 1 warrant entitling the holder to purchase 1 share of common stock at an exercise price of $2.00 per share. The balance of $469,000 was repaid in March 1996. The Company received a discount of $46,901 on the outstanding balance and increased additional paid-in capital by a corresponding amount. Interest expense for the years ended December 31, 1996 and 1995 amounted to $8,070 and $49,602, respectively.

                   At December 31, 1994, the Company had goods on consignment from a company which is 50% owned by a shareholder of the Company. In 1995, the Company purchased the consigned inventory from this company. Purchases from this company amounted to $69,768 for the year ended December 31, 1995. At December 31, 1996, the amount due to this company was $64,398.


10. INCOME TAXES:  The shareholders of Sel-Leb and Linette had consented that each company be taxed as a small business corporation (S Corporation) under the provisions of the federal income tax laws. On May 18, 1995, the merger of Linette with and into Sel-Leb (see Note 1) terminated the S Corporation status of both entities. The Company distributed $156,243 to these shareholders following the consummation of the Company's IPO (see Note 7). This amount represented the taxes payable on the earnings of Sel-Leb from its inception through the date its S Corporation status was terminated and on the earnings of Linette from January 1, 1994 through the date its S Corporation status was terminated.

                                                         SEL-LEB MARKETING, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   Deferred income tax asset consists of the following:

                   Capital loss carryforward                         $ 84,000
                   Allowance for bad debts                             95,000
                   ----------------------------------------------------------
                                                                      179,000
                   Valuation allowance                                (84,000)
                   ----------------------------------------------------------
                         Net deferred income tax asset               $ 95,000
                   ----------------------------------------------------------
                   ----------------------------------------------------------
                   The provision for income taxes consists of the following:

                   Year ended December 31,                     1996      1995
                   ----------------------------------------------------------

                   Federal income taxes:
                     Current                               $170,000  $222,000
                     Deferred                               (43,000)  (40,000)
                   ----------------------------------------------------------
                         Total federal income taxes         127,000   182,000
                   ----------------------------------------------------------

                   State income taxes:
                     Current                                 (9,000)   64,000
                     Deferred                                  -      (12,000)
                   ----------------------------------------------------------
                         Total state income taxes            (9,000)   52,000
                   ----------------------------------------------------------
                         Total provision for income taxes  $118,000  $234,000
                   ----------------------------------------------------------
                   ----------------------------------------------------------

                   The provision for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                   Year ended December 31,                     1996      1995
                   ----------------------------------------------------------

                   Tax at federal statutory rate                 34%       34%
                   Flow-through of S Corporation taxable income
                    to shareholders                               -         1
                   State income taxes, net of federal income
                    tax effect                                    2         7
                   Effect of permanent differences                7         -
                   Other items, net                               -        (4)
                   ----------------------------------------------------------
                                                                 43%       38%
                   ----------------------------------------------------------
                   ----------------------------------------------------------


11.  SIGNIFICANT   During the year ended December 31, 1996, approximately 36%
     CUSTOMERS:    and 10% of the  Company's sales were to two customers.
                   During the year ended December 31, 1995, approximately 26% and 11% of the Company's sales were to two customers. As of December 31, 1996, approximately 39% of accounts receivable are due from one customer.

                                                         SEL-LEB MARKETING, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

12. LITIGATION:    The Company is involved in various claims and lawsuits
                   incidental to its business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.


13. PRO FORMA      The pro forma net income in the accompanying statement of
    FINANCIAL      income for the year ended December 31, 1995 includes a pro
    INFORMATION    forma adjustment for income taxes on a C Corporation basis
    (unaudited):   as indicated below:

                   Income before provision for income taxes and minority interest in earnings of subsidiary before pro forma
                   adjustment for income taxes                       $612,837
                   ----------------------------------------------------------
                   Pro forma provision for income taxes:
                    Federal                                           180,000
                    State                                              52,000
                   ----------------------------------------------------------
                                                                      232,000
                   ----------------------------------------------------------
                   Income before minority interest in earnings
                     of subsidiary                                    380,837
                   Minority interest in earnings of subsidiary        (39,414)
                   ----------------------------------------------------------
                       Pro forma net income                          $341,423
                   ----------------------------------------------------------
                   ----------------------------------------------------------

                   The pro forma provision for income taxes differs from the amount of pro forma income tax determined by applying the applicable federal statutory rates primarily because of the effect of state and local taxes.