Form 10QSB
period 1997-03-31
SEL-LEB MARKETING INC
filed 1997-05-15
CIK 934853

U.S. Securities and Exchange Commission
                              Washington, D.C 20549

                                   Form 10-QSB

(Mark One)

      |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 1997

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
      For the transition period from ...............to .................
                         Commission file number 1-13856

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

                      495 River Street, Paterson, NJ 07524
                    (Address of principal executive offices)

                                  201-225-9880
                           (Issuer's telephone number)

                    1435 51st Street, North Bergen, NJ 07047
              (Former Name, former address and former fiscal year,
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,705,727 shares of common stock as of May 10, 1997.

      Transitional Small Business Disclosure Format (check one):

                                 Yes | | No |X|

                             SEL-LEB MARKETING, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

Part I  Financial Information

        Item 1.   Financial Statements

                  Balance sheet at December 31, 1996                       1
                  Balance sheet at  March 31, 1997.                        2

                  Statement of Income for the three months
                  ending March 31, 1997 and 1996.                          3

                  Statement of Cash Flows for the three months
                  ending March 31, 1997 and 1996.                          4

                  Statement of Shareholder's Equity at March 31,
                  1997.                                                    5

                  Notes to Financial Statements                            6 - 8

        Item 2.   Management's Discussion and Analysis or Plan
                  Of Operation                                             9- 10

Part II Other Information

        Item 6.   Exhibits and Reports on Form 8-K                        11

                  Signatures                                              11

                             SEL-LEB MARKETING, INC.
                              AUDITED BALANCE SHEET
                                DECEMBER 31, 1996

                                     ASSETS
Current Assets:
  Cash and cash equivalents                                         $   129,538
  Accounts receivable - net                                           3,247,812
  Inventory                                                           3,746,124
  Due from officer                                                       23,274
  Prepaid expenses and other
    current assets                                                      304,797
  Deferred income tax asset,
    net of valuation allowance                                           95,000
                                                                    -----------

    Total current assets                                              7,546 545

Property and equipment - at cost, net of accumulated depreciation       356,251
Goodwill (Note 3)                                                       252,063
Other assets                                                             60,125
                                                                    -----------

     Total Assets                                                   $ 8,214,984
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                             $ 1,420,609
  Loan payable - bank                                                   300,000
  Due to affiliate                                                       64,398
  Income taxes payable                                                  186,522
                                                                    -----------

    Total current liabilities                                         1,971,529
                                                                    -----------
Shareholders' Equity:

  Common Stock - $.01 par value;
    authorized 40,000,000 shares, issued
    and outstanding 8,268,477 shares                                     82,685
  Additional paid-in capital                                          5,632,512
  Retained earnings                                                     588,258
Less: receivable in connection with equity transactions                 (60,000)
                                                                    -----------

    Total Shareholders' equity                                        6,243,455
                                                                    ===========

    Total Liabilities and Shareholders' Equity                      $ 8,214,984
                                                                    ===========

                        See Notes to Financial Statements

                             SEL-LEB MARKETING, INC.
                             UNAUDITED BALANCE SHEET
                                 MARCH 31, 1997

                                     ASSETS

Current Assets:
Cash and cash equivalents                                          $    538,916
Accounts receivable - net                                             4,005,072
Inventory                                                             4,221,264
Due from officer                                                         23,739
Prepaid expenses and other
    current assets                                                      395,870
Deferred income tax asset,
    net of valuation allowance                                           95,000
                                                                   ------------

Total current assets                                                  9,279,861

Property and equipment - net                                            397,179
Goodwill (Note 3)                                                       244,548
Other assets                                                             89,126
                                                                   ------------

Total assets                                                       $ 10,010,714
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                              $  1,856,328
Loan payable - bank                                                     950,000
Due to affiliate                                                         64,398
Income taxes payable                                                    105,000
                                                                   ------------

Total current liabilities                                             2,975,726
                                                                   ------------

Shareholders' Equity
Common Stock - $.01 par value;
authorized 40,000,000 shares, issued
and outstanding 8,657,325 shares                                         86,573
Additional paid-in capital                                            6,261,859
Retained earnings                                                       746,056
Less: receivable in connection with equity transactions                 (59,500)
                                                                   ------------

Total shareholders' equity                                            7,034,988
                                                                   ============

Total Liabilities and Shareholders' Equity                         $ 10,010,714
                                                                   ============

                        See Notes to Financial Statements

                             SEL-LEB MARKETING, INC.
                         UNAUDITED STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                                     (Note 1)
                                                      MARCH 31,       MARCH 31,
                                                        1997           1996
                                                     -----------    -----------
Revenue:

  Net Sales                                          $ 4,198,790    $ 3,070,765
                                                     -----------    -----------

Operating Expenses:

  Cost of sales                                        2,917,837      2,283,866
  Selling, general and administrative expenses         1,005,751        645,511
                                                     -----------    -----------
    Total operating expenses                           3,923,588      2,929,377
                                                     -----------    -----------

Operating income                                         275,202        141,388
Interest income                                              727          9,902
Interest expense                                         (13,440)       (12,242)
Other income                                               1,259
                                                     -----------    -----------
Income before provision for
  income taxes                                           263,748        139,048

Provision for income taxes (Note 4)                      105,950         48,505
                                                     -----------    -----------

Net income                                           $   157,798    $    90,543
                                                     ===========    ===========

Primary earnings per share (Note 2)                  $      0.01    $      0.01
                                                     ===========    ===========

Fully diluted earnings per share (Note 2)            $      0.01    $      0.01
                                                     ===========    ===========

                        See Notes to Financial Statements

                             SEL-LEB MARKETING, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS

                               THREE MONTHS ENDED
                                    MARCH 31,
                                    1997 1996

Cash flow from operating activities:

  Net income                                            $   157,798   $  90,543
  Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
    Depreciation                                             46,045      25,126
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable                    (757,260)    (85,010)
      (Increase) in inventories                            (475,140)   (819,212)
      (Increase)  in due from officer                          (465)          0
      (Increase) decrease in prepaid expenses and
         other current assets                               (91,073)    177,691
      (Increase) in other assets                            (29,001)          0
      Increase in accounts payable and accrued expenses     435,719     354,593
      (Decrease) in income taxes payable                    (81,522)          0
     (Decrease) in due to affiliates                              0     (18,000)
                                                        -----------   ---------

      Net cash used in operating
        activities                                      ($  794,899)  ($274,269)
                                                        -----------   ---------
Cash flow from investing activities:
  Net (advances to) repayments from affiliates                    0     (64,214)
 Purchase of property and equipment                         (79,458)          0
                                                        -----------   ---------

Net cash used in investing activities                       (79,458)    (64,214)
                                                        -----------   ---------

Cash flow from financing activities:
  Net proceeds from notes to bank                           650,000           0
  Net repayment of long term debt
    to related parties                                            0    (422,099)
  Net proceeds from exercise of stock warrants              338,674           0
  Proceeds from exercise of stock options                   294,561           0
  Payment on receivable in connection with
   equity transaction                                           500           0
                                                        -----------   ---------
      Net cash provided by (used in) financing
        activities                                        1,283,735    (422,099)
                                                        -----------   ---------

Net increase (decrease) in cash                         $   409,378   $(760,582)
                                                        ===========   =========
Cash at beginning of period                             $   129,538   $ 832,970
                                                        ===========   =========
Cash at end of period                                   $   538,916   $  72,388
                                                        ===========   =========

                        See Notes to Financial Statements

                             SEL-LEB MARKETING, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                      Receivable In
                                      Common Shares         Additional               Connection With
                                                             Paid In       Retained      Equity      Shareholders'
                                   Shares       Amount       Capital       Earnings   Transactions      Equity
                                   ------       ------       -------       --------   ------------      ------
Balance at December 31,           8,268,477     $82,685     $5,632,512     $588,258     ($60,000)     $6,243,455
1996

Net proceeds from exercise of
stock warrants                      243,348     $ 2,433     $  336,241         --           --        $  338,674

Net proceeds from exercise of
stock options                       145,500     $ 1,455     $  293,106         --           --        $  294,561

Payment of receivable in
connection with equity
transaction                            --          --             --           --            500      $      500

Net income                             --          --             --        157,798         --           157,798
                                  ---------     -------     ----------     --------     --------      ----------

Balance at March 31, 1997         8,657,325     $86,573     $6,261,859     $746,056     ($59,500)     $7,034,988
                                  =========     =======     ==========     ========     ========      ==========

                        See Notes to Financial Statements

                             SEL-LEB MARKETING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(The information pertaining to the three month periods ending March 31, 1997 and
                              1996 are unaudited)

1.    Basis of Presentation, Events, and Initial Public Offering

      The financial statements of Sel-Leb Marketing, Inc., (the "Company") included herein have been prepared pursuant to generally accepted accounting principles and have not been examined by independent public accountants. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly the results of operation have been made. Pursuant to Securities and Exchange Commission ("SEC") rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The disclosures contained herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB filed with the SEC on April 15, 1997. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

      The Company completed in July 1995 its initial public offering ("IPO") of 920,000 units, each unit (after giving effect to the February 1996 three-for-one stock split described below) consisting of three shares of common stock and three warrants, each warrant entitling the holder to purchase one share of common stock at an exercise price of $2.00 per share. The warrants are exercisable for a three year period commencing July 13, 1996. The Company used a portion of the net proceeds of the IPO to repay bank and bridge loans outstanding as of the date of the IPO.

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

      On May 18, 1995, the Company and Linette Cosmetics, Inc. ("Linette"), two companies with the same ownership interests, merged, with the Company as the surviving corporation. In addition, certain shareholders of the Company contributed their 60% interest in Lea Cosmetics, Inc. ("Lea") to the Company in connection with the IPO. The Company purchased the remaining 40% interest in Lea immediately prior to consummation of its IPO and Lea was subsequently merged into the Company in August 1995. The purchase price for the 40% interest in Lea consisted of 180,000 shares of

                                                         SEL-LEB MARKETING, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

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

2.    Earnings Per Share

      Earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds of such exercise at the average market price of the Company's stock.

      Pursuant to the modified treasury stock method, the number of shares purchased has been limited to 20% of the outstanding shares and the balance of funds has been hypothetically invested in U.S. government securities or commercial paper with appropriate recognition of any income tax effect.

      For the three months ended March 31, 1997, the number of shares used in the computation of primary earnings per share and fully diluted earnings per share was 13,881,863 for both calculations. For the comparable period in 1996 the number of shares used for both calculations amounted to 13,977,189 and 14,154,955 respectively.

3     Acquisition

      In July 1995, the Company purchased the 40% interest in Lea in a business combination accounted for as a purchase. The purchase price was 180,000 shares of newly issued, unregistered shares of the Company's common stock, 90,000 of which were issued at the time of the purchase and 90,000 of which were issued in January 1996 upon Lea's achieving certain sales volume for 1995. The fair value of the assets acquired, including approximately $281,000 allocated to goodwill, which is being amortized over 10 years, amounted to approximately $384,000 and liabilities assumed amounted to approximately $101,000. Amortization expense related to goodwill and charged to operations amounted to $7,515 and $7,082 for the three months ended March 31, 1997 and 1996, respectively.

      The Company reviews the carrying value of goodwill for impairment periodically and whenever events or changes in circumstances indicate that the amount may not be recoverable. The review for recoverability includes an estimate by the Company of the future undiscounted cash flows expected to result from the use of the assets acquired and their eventual disposition. An impairment will be recognized if the carrying value of the

                                                         SEL-LEB MARKETING, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

      assets exceed the estimated future undiscounted cash flows of those assets.

4.    Provision for Income Tax

      The provision for income tax for the three month period ended March 31, 1997 and the provision for the three month period ended March 31, 1996 respectively reflects the Company's earnings taxed for federal and certain state income tax purposes at statutory rates.

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

Results of Operations: Three Month Period Ended March 31, 1997 Compared to the
            Corresponding Period Ended March 31, 1996

      Net sales for the three months ended March 31, 1997 were $4,198,790 compared to $3,070,765 for the three months ended March 31, 1996, representing an increase of 37%. This increase in net sales resulted primarily from the increase in the sales of the Company's own proprietary brand name line of beauty aids and cosmetics.

      Cost of sales increased from $2,283,866 for the three month period in 1996 to $2,917,837 for the same period in 1997. However, the cost of goods sold decreased as a percentage of sales from 74.4% in 1996 to 70.2% in 1997, reflecting increased sales of the Company's proprietary brand name line of beauty aids and cosmetics, which generally have a higher profit margin than other merchandise sold by the Company.

      Selling, general and administrative ("SG&A") expenses increased from $645,511 in 1996 to $1,005,751 in 1997. The principal components of SG&A are payroll, rent, commissions, insurance, legal, accounting, and other fees paid to third parties and travel and promotional expenses. The increase in SG&A expenses in 1997 resulted primarily from an increase in developmental costs associated with new proprietary brand name lines, which the Company has introduced in the current period and plans to introduce in future periods. Additionally, commission expense increased as a result of these product lines being introduced to the market. The Company also incurred expenses in the period ended March 31, 1997 in connection with its move to new facilities in Paterson, New Jersey.

      As a result of the increase in the cost of sales and the increase in SG&A expenses, total operating expenses increased from $2,929,377 in the three month period ended March 31, 1996 to $3,923,588 in the three month period ended March 31, 1997.

Liquidity and Capital Resources

      During the first quarter of 1997, an aggregate of 388,848 shares of common stock were issued by the Company upon the exercise of warrants, options and warrants held by an affiliate of the Company, resulting in net proceeds to the Company of $633,235. In addition, during the first quarter of 1997, the Company borrowed an additional $650,000 under its revolving line of credit described below. The proceeds resulting from the option and warrant exercises and the additional borrowings were used by the Company primarily for the purchase of additional inventory, consisting primarily of the Company's brand name lines of beauty aids and cosmetics.

      At March 31, 1997, the Company had working capital of $6,304,135 and cash and cash equivalents of $538,916.

      On November 6, 1995, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with United Jersey Bank (the "Lender") pursuant to which it obtained a revolving line of credit for general working capital purposes in an aggregate principal amount up to $2,000,000, subject to a borrowing base limitation. The line of credit bears interest at fluctuating rates per annum based on the "Prevailing Base Rate" (as defined in the Loan Agreement) of the Lender. As of March 31, 1997, the outstanding balance under this line of credit was $950,000, and as of May 14, 1997, the outstanding balance under this line of credit was $875,000. Any funds borrowed by the Company under the Loan Agreement are secured primarily by the inventory and receivables of the Company. The Loan Agreement terminates on May 31, 1997. Although the Company anticipates that it will renew the Loan Agreement upon its termination, there can be no assurance that the Loan Agreement will be renewed at such time.

      The Company believes that, based upon the Company's existing cash balances, including cash generated from the exercise of outstanding options and warrants, anticipated cash flow from the Company's operations, anticipated growth and the expected availability of funds under the Loan Agreement, the Company will be able to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the Loan Agreement is not renewed or the Company's existing cash balances and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Loan Agreement, which expires May 31,1997, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's long-term liquidity and on the proposed business expansion plans of the Company.

Part II Other Information

      Item 6 Exhibits and Reports on Form 8-K

      A.    Exhibits

            10.1 Shareholders Agreement dated June 26, 1996 among Sel-Leb Marketing, Inc., B.B. Associates, LLC, Seth Markowitz and Beau Brummel Sel-Leb Marketing, Inc.

            10.2 Agreement dated as of January 2, 1997 between QVC, Inc. And Beau Brummel Sel-Leb Marketing, Inc.

            10.3 Product Promotion Agreement dated as of April 1997 between Philbin Enterprises and Beau Brummel Sel-Leb Marketing, Inc.

            11. Statement re computation of earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

            27.   Financial Data Schedule

      B.    Reports on Form 8-K

            No reports on Form 8-K were filed by the Registrant during the three-month period ended March 31, 1997.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

SEL-LEB MARKETING, INC.

                               /s/ Jan S. Mirsky
                               -------------------------------------------------
                               Jan S. Mirsky
                               Executive Vice President - Finance and
                               Chief Operating Officer
Dated: May 15, 1997            as both duly authorized officer of the registrant
                               and as principal financial officer of registrant.