Form 10QSB
period 1997-06-30
SEL-LEB MARKETING INC
filed 1997-08-14
CIK 934853

                         U.S. Securities and Exchange Commission
                                Washington, D.C  20549

                                     FORM 10-QSB

(Mark One)

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1997

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                    EXCHANGE ACT
         For the transition period from................to ......................
                                         Commission file number 1-13856

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

                          495 River Street, Paterson, NJ 07524
                        (Address of principal executive offices)
                                      973-225-9880
                              (Issuer's telephone number)

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

                                  Yes [X]     No [ ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,707,227 shares of common stock as of August 13, 1997.

    Transitional Small Business Disclosure Format (check one):

                                  Yes [ ]     No [X]

                               SEL-LEB MARKETING, INC.

                                  TABLE OF CONTENTS





                                                                   Page No.

Part I   Financial Information

    Item 1.   Financial Statements (Unaudited)

              Balance sheet at December 31, 1996 (Audited)           1

              Balance sheet at June 30, 1997                         2

              Statements of Income for the three months              3
              ended June 30, 1997 and 1996

              Statements of Income for the six months                4
              ended June 30, 1997 and 1996

              Statements of Cash Flows for the six months            5
              ended June 30, 1997 and 1996

              Statement of Shareholders' Equity at June 30,          6
              1997.

              Notes to Financial Statements                          7 - 9

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    9 - 11


Part II  Other Information

    Item 4.   Submission of Matters to a Vote of Security Holders    12

    Item 6.   Exhibits and Reports on Form 8-K                       12 - 13

              Signatures                                             13

                               SEL-LEB MARKETING, INC.
                                    BALANCE SHEET
                                      (AUDITED)
                                  DECEMBER 31, 1996

                                        ASSETS
Current Assets:

  Cash and cash equivalents                                         $   129,538
  Accounts receivable - net                                           3,247,812
  Inventory                                                           3,746,124
  Due from officer                                                       23,274
  Prepaid expenses and other current assets                             304,797
  Deferred income tax asset, net of valuation allowance                  95,000
                                                                    -----------
     Total current assets                                             7,546,545

Property and equipment - net                                            356,251
Goodwill (Note 3)                                                       252,063
Other assets                                                             60,125
                                                                    -----------
    Total assets                                                     $8,214,984
                                                                    -----------
                                                                    -----------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:


Accounts payable and accrued expenses                                 1,420,609
Loan payable - bank (Note 5)                                            300,000
Due to affiliate                                                         64,398
Income taxes payable                                                    186,522
                                                                    -----------

   Total current liabilities                                          1,971,529
                                                                    -----------
   Shareholders' Equity:


  Common Stock - $.01 par value;
    authorized 40,000,000 shares, issued
    and outstanding 8,268,477 shares (Note 1)                           82,685
  Additional paid-in capital                                         5,632,512
  Retained earnings                                                    588,258
  Less:  receivable in connection with equity transactions             (60,000)
                                                                    -----------
     Total Shareholders' Equity                                       6,243,455
                                                                    -----------
    Total Liabilities and Shareholders' Equity                       $8,214,984
                                                                    -----------
                                                                    -----------

                         See Notes to Financial Statements

                               SEL-LEB MARKETING, INC.
                                    BALANCE SHEET
                                     (UNAUDITED)
                                    JUNE 30, 1997

                                        ASSETS
Current Assets:

  Cash and cash equivalents                                            371,361
  Accounts receivable - net                                          4,202,719
  Inventory                                                          5,269,274
  Due from officer                                                      23,796
  Prepaid expenses and other current assets                            555,726
  Deferred income tax asset, net of valuation allowance                 95,000
                                                                   -----------

       Total current assets                                         10,517,876

Property and equipment - net                                           503,583
Goodwill (Note 3)                                                      237,899
Other assets                                                           106,754
                                                                   -----------
       Total assets                                                $11,366,112
                                                                   -----------
                                                                   -----------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued expenses                              2,946,768
  Loan payable - bank (Note 5)                                       1,245,000
  Income taxes payable                                                  29,419
                                                                   -----------
                                                                   -----------

       Total current liabilities                                     4,221,187
                                                                   -----------
Shareholders' Equity:

Common Stock - $.01 par value;
  authorized 40,000,000 shares, issued
  and outstanding 8,707,227 shares (Note 1)                             87,072
Additional paid-in capital                                           6,361,164
Retained earnings                                                      749,689
Less:  receivable in connection with equity transactions               (53,000)
                                                                   -----------
    Total Shareholders' equity                                       7,144,925
                                                                   -----------
    Total Liabilities and Shareholders' Equity                     $11,366,112
                                                                   -----------
                                                                   -----------


                          See Notes to Financial Statements

                               SEL-LEB MARKETING, INC.
                                 STATEMENTS OF INCOME

                                     (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                                         (Note 1)
                                                          JUNE 30,       JUNE 30,
                                                          --------       --------
                                                            1997           1996
                                                                           ----
Revenue:

  Net Sales                                              $4,423,616     $3,339,281


Operating Expenses:

  Cost of sales                                           3,194,082      2,493,772
  Selling, general and administrative expenses            1,219,303        667,533
                                                          ---------      ---------
    Total operating expenses                              4,413,385      3,161,305
                                                          ---------      ---------
Operating income                                             10,231        177,976

    Interest income                                           1,199            318
    Interest expense                                        (20,728)        (1,745)
                                                          ---------      ---------
Income (loss) before provision for/(benefit of)
  income taxes                                               (9,298)       176,549

Provision for/(benefit of)  income taxes (Note 4)           (12,931)        75,916
                                                          ---------      ---------
Net income                                                $   3,633      $ 100,633
                                                          ---------      ---------
                                                          ---------      ---------
Earnings per share                                        $     .00
                                                          ---------
                                                          ---------
Primary earnings per share                                               $     .02
                                                                         ---------
                                                                         ---------
Fully diluted earnings per share                                         $     .01
                                                                         ---------
                                                                         ---------

                          See Notes to Financial Statements

                               SEL-LEB MARKETING, INC.
                                 STATEMENTS OF INCOME
                                     (UNAUDITED)


                                                             SIX MONTHS ENDED
                                                             ----------------
                                                                       (Note 1)
                                                            JUNE 30,   JUNE 30,
                                                            -------    --------
                                                              1997        1996

Revenue:

  Net Sales                                              $8,622,406    $6,410,046

Operating Expenses:

  Cost of sales                                           6,111,919     4,780,609
  Selling, general and administrative expenses            2,225,054     1,309,422
                                                          ---------     ---------
  Total operating expenses                                8,336,973     6,090,031
                                                          ---------     ---------
Operating income                                            285,433       320,015

    Interest income                                           1,926        10,221
    Interest expense                                        (34,168)      (13,987)
    Other income                                              1,259           -
                                                          ---------     ---------
Income before provision for
    income taxes                                            254,450       316,249

Provision for income taxes (Note 4)                          93,019       125,072
                                                          ---------     ---------
Net income                                                $ 161,431     $ 191,177
                                                          ---------     ---------
                                                          ---------     ---------

Earnings per share                                        $    .02
                                                          ---------
                                                          ---------
Primary earnings per share                                               $   0.03
                                                                         ---------
                                                                         ---------
Fully diluted earnings per share                                         $   0.01
                                                                         ---------
                                                                         ---------

                          See Notes to Financial Statements

                               SEL-LEB MARKETING, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                          --------
                                                                      1997          1996
                                                                      ----          ----

                                                                                (Note 1)

Cash flow from operating activities:

  Net income                                                   $   161,431      $191,177
  Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  100,670        57,015
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable                           (954,907)     (320,394)
      (Increase) in due from affiliates                                  -       (50,000)
      (Increase) in inventories                                 (1,523,150)     (572,002)
      (Increase) in due from officers                                 (522)            -
      (Increase) decrease in prepaid expenses and
        other current assets                                      (250,929)      109,772
      (Increase) in other assets                                   (46,629)            -
      Increase in accounts payable, accrued expenses and
        income taxes payable                                     1,304,658        111,671
     (Decrease) in due to affiliates                                     -        (34,243)
                                                                ----------       ---------
      Net cash used in operating
        activities                                             ($1,209,378)     ($507,004)
                                                                ----------       ---------
Cash flow from investing activities:
   Expenditures for capital equipment                             (233,838)       (91,604)
                                                                ----------       ---------
Cash flow from financing activities:
  Net proceeds from notes to bank                                  945,000        225,000
  Net repayment of long term debt
    to related parties                                                   -       (422,099)
   Net proceeds from exercise of warrants and stock options        733,039              -
  Decrease in receivable in connection with equity transactions      7,000              -
                                                                ----------       ---------
      Net cash provided by (used in) financing
        activities                                               1,685,039       (197,099)
                                                                ----------       ---------
Net increase (decrease) in cash                                    241,823        (795,707)
                                                                ----------       ---------
                                                                ----------       ---------
Cash at beginning of period                                        129,538         832,970
                                                                ----------       ---------
                                                                ----------       ---------
Cash at end of period                                           $  371,361       $  37,263
                                                                ----------       ---------
                                                                ----------       ---------

                            See Notes to Financial Statements

                               SEL-LEB MARKETING, INC.
                          STATEMENT OF SHAREHOLDERS' EQUITY
                                     (UNAUDITED)



                                                                                                 Receivable in
                                                                    Additional                    Connection
                                              Common Shares          Paid In      Retained        With Equity        Shareholders'
                                         Shares          Amount      Capital      Earnings        Transactions           Equity
                                         ------          ------     ----------    --------        -------------      --------------


Balance at December 31,                8,268,477        $82,685     $5,632,512    $588,258          ($60,000)           $6,243,455
1996


Net proceeds from exercise
of warrants                              293,250          $2,932      $435,546         ---                ---             $438,478



Net proceeds from exercise
of stock options                         145,500          $1,455      $293,106         ---                ---             $294,561



Payment of  receivables in
connection with equity
transaction                                  ---             ---           ---         ---               $7,000             $7,000

Net income                                   ---             ---           ---      $161,431              ---             $161,431
                                       ---------          -------    ----------     --------          ----------       -----------
Balance at June 30, 1997               8,707,227          $87,072    $6,361,164     $749,689           ($53,000)        $7,144,925
                                       ---------          -------    ----------     --------          ----------       -----------
                                       ---------          -------    ----------     --------          ----------       -----------



                            See Notes to Financial Statements

                                SEL-LEB MARKETING, INC
                            NOTES TO FINANCIAL STATEMENTS


     (The information pertaining to the six month periods ended June 30, 1997 and 1996 are unaudited)

1.  Basis of Presentation

     The financial statements of Sel-Leb Marketing, Inc. ("the Company") included herein have been prepared pursuant to generally accepted accounting principles and have not been examined by independent public accountants. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly the results of operation have been made. Pursuant to Securities and Exchange Commission ("SEC") rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The disclosures contained herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1996. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     For the three and six months ended June 30, 1997, the number of shares used in the computation of primary earnings per share and fully diluted earnings per share was 13,881,863 and 13,883,398, respectively, for both calculations. For the comparable periods in 1996 the number of shares used for both calculations were 13,976,911 and 14,275,994, respectively.

                                                         SEL-LEB MARKETING, INC.
                                                   NOTES TO FINANCIAL STATEMENTS


3.   Acquisition

     In July 1995, the Company, which held a 60% interest in Lea Cosmetics,
     Inc. ("Lea"), purchased the remaining 40% interest in Lea in a business combination accounted for as a purchase. The purchase price was 180,000 shares of newly issued, unregistered shares of the Company's common stock, 90,000 of which were issued at the time of the purchase and 90,000 of which were issued in January 1996 upon Lea's achieving certain sales volume for 1995. The fair value of the assets acquired, including approximately $283,000 allocated to goodwill, which is being amortized over 10 years, amounted to approximately $384,000 and liabilities assumed amounted to approximately $101,000. Amortization expense related to goodwill and charged to operations amounted to $14,163 for the six months ended June 30, 1997 and June 30, 1996.

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


4.   Provision for Income Tax

     The provision for/(benefit of) income tax for the three and six month periods ended June 30, 1997 and for the three and six month periods ended June 30, 1996 reflects the Company's earnings taxed for federal and certain state income tax purposes at statutory rates. For the three month periods ended June 30, 1997 and June 30, 1996 the amounts included were ($12,931) and $75,916, respectively, and for the six month periods ended June 30, 1997 and June 30, 1996 the amounts included were $93,019 and $125,072, respectively.

5.   Line of Credit

     The Company had a line of credit with a bank which terminated July 31, 1997, which provided for borrowings not to exceed the lesser of $2,000,000 or prescribed levels of eligible accounts receivable and inventory, as defined. Borrowings under this line of credit bore interest at the bank's prevailing base rate (8.25% at June 30, 1997 and December 31, 1996), as defined in the agreement. As of June 30, 1997 and December 31, 1996, $1,245,000 and $300,000, respectively, were outstanding under the line of credit. The loan was collateralized by substantially all of the assets of the Company. The fair value of the loan payable approximates the carrying amount due to the short-term nature of the instrument. The Company is presently negotiating an extension of its line of credit, however, there can be no assurance that the Loan Agreement will be renewed.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ------------------------------------------------------------------------

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

     RESULTS OF OPERATIONS: THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 COMPARED TO THE CORRESPONDING PERIODS ENDED JUNE 30, 1996

         Net sales for the three months ended June 30, 1997 were $4,423,616 compared to $3,339,281 for the three months ended June 30, 1996, representing an increase of 32%. For the six month period ended June 30, 1997, net sales were $8,622,406 compared to $6,410,046 for the corresponding period in 1996, representing an increase of 35%. This increase in net sales resulted from increases in both the sales of the Company's own proprietary brand name line of beauty aids and cosmetics and sales of merchandise acquired in connection with the Company's opportunistic purchasing business.

          Cost of sales increased from $2,493,772 for the three month period in 1996 to $3,194,082 for the same period in 1997. For the six month period ended June 30, 1997 and 1996 cost of sales were $6,111,919 and $4,780,609, respectively.  The cost of goods sold for the six month period ended
     June 30, as a percentage of sales was 71% in 1997 versus 75% in 1996. The decrease was primarily related to changes in the mix of product sales, with a larger percentage of sales being represented by higher gross margin items. There can be no assurances that this trend will continue.

          Selling, general and administrative ("SG&A") expenses increased from $667,533 for the three month period ended June 30, 1996 to $1,219,303 for the comparable period in 1997. SG&A for the six month period ending June 30th was $1,309,422 in 1996 and $2,225,054 in 1997. The principal components of SG&A are payroll, rent, commissions, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses. The increase in SG&A expenses in 1997 over 1996 resulted primarily from increased payroll for staffing of the Company's new warehouse, related warehouse costs, moving costs and increased promotional expenses related to the development of new product lines.

          Total operating expenses increased from $3,161,305 in 1996 to $4,413,385 in 1997 for the three month period, and $6,090,031 in 1996 to $8,336,973 in 1997 for the six month period.

     As a result of the increase in total operating expenses, operating income decreased for the three month period from $177,976 in 1996 to $10,231 in 1997.

     As a result of the increase in total operating expenses, operating income decreased for the six month period from $320,015 in 1996 to $285,433 in 1997.


     LIQUIDITY AND CAPITAL RESOURCES

          During the first six months of 1997, an aggregate of 438,750 shares of common stock were issued by the Company upon the exercise of warrants and options resulting in net proceeds to the Company of $733,039. In addition, during the first half of 1997, the Company borrowed an additional $945,000 under its revolving line of credit described below. The proceeds resulting from the option and warrant exercises and the additional borrowings were used by the Company primarily for the purchase of additional inventory, consisting primarily of the Company's brand name lines of beauty aids and cosmetics.

         At June 30, 1997, the Company had working capital of $6,296,689 and cash and cash equivalents of $371,361.

         On November 6, 1995, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with United Jersey Bank (the "Lender") pursuant to which it obtained a revolving line of credit for general working capital purposes in an aggregate principal amount up to $2,000,000, subject to a borrowing base limitation. The line of credit bore interest at fluctuating rates per annum based on the "Prevailing Base Rate" (as defined in the Loan Agreement) of the Lender. The Company had $1,245,000 of borrowings under such line of credit as of June 30, 1997. The Loan Agreement terminated on July 31, 1997. Since such termination, the Company has borrowed funds from the lender pursuant to an informal, non-binding arrangement on the same terms as the Loan Agreement. The Company is presently negotiating to formalize the terms of such arrangement and currently anticipates that a renewal of the Loan Agreement will be
     consummated on or about August 14, 1997.   However, there can be no
     assurance that the Loan Agreement will be renewed or, if renewed, the timing thereof. As of August 11, 1997, the Company had outstanding $995,000 under this line of credit. Any funds borrowed by the Company are secured primarily by the inventory and receivables of the Company.

         The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months provided that the Company is able to renew the Loan Agreement as described above.
     In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, or the renewal of the Loan Agreement is not obtained, the Company could be required to seek additional financing sooner than currently anticipated.

     Except for any renewal of the Loan Agreement, as to which there can be no assurance, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's long-term liquidity and on the proposed business expansion plans of the Company.

     Part II  Other Information


    Item 4.   Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

                   The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 29, 1997. At the Annual Meeting, the shareholders of the Company voted upon the election of nine directors, with all nine nominees being elected. The votes cast with respect to the election of directors are set forth below. No other director's term of office continued after the Annual Meeting.



                                      NUMBER OF VOTES        NUMBER OF VOTES
NAME                                        FOR                  WITHHELD
                                       ---------------        ---------------
Harold Markowitz                          7,889,513               76,555
Paul Sharp                                7,899,613               66,455
Jan S. Mirsky                             7,899,613               66,455
Jorge Lazaro                              7,899,113               66,955
Jack Koegel                               7,899,613               66,455
Stanley R. Goodman                        7,895,113               70,955
Edward C. Ross                            7,899,113               66,955
L. Douglas Bailey                         7,899,613               66,455
Carl A. Bellini                           7,899,613               66,455



     In addition, at the Annual Meeting, the shareholders of the Company voted upon a proposal to amend the 1995 Stock Option Plan of the Company to
(a) increase by 500,000 shares the number of shares of the Company's Common Stock available for options to be granted under the Plan and (b) limit the total number of shares for which options may be granted to any one optionee in any year to 150,000 shares. The proposal was approved by the shareholders of the Company, with 4,618,700 shares voted in favor of the proposal, 194,490 voting against the proposal and 34,150 shares abstaining.

      Item 2  Exhibits and Reports on Form 8-K
              --------------------------------

      A.   Exhibits

           10.1 Second Amendment to Loan and Security Agreement dated as of May 31, 1997 between Registrant and United Jersey Bank.

           11. Statement re computation of earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

           27.  Financial Data Schedule

            B.   Reports on Form 8-K

                 No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                      Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

SEL-LEB MARKETING, INC.

                                /s/ Jan S. Mirsky

                               Jan S. Mirsky
                               Executive Vice President - Finance and
                               Chief Operating Officer
Dated: August 13, 1997         as both duly authorized officer of the registrant
                               and as principal financial officer of registrant.