Form 10KSB40/A
period 1996-12-31
SEL-LEB MARKETING INC
filed 1997-11-05
CIK 934853

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to _____________ .

                         Commission file number 1-13856

                             SEL-LEB MARKETING, INC.
              (Exact name of small business issuer in its charter)

                New York                                 11-3180295
        (State of incorporation)            (I.R.S. Employer Identification No.)


 495 River Street, Paterson, New Jersey                     07524
(Address of principal executive offices)                 (Zip Code)

         Issuer's telephone number, including area code: (973) 225-9880


Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
             Title of each class                            which registered
             -------------------                            ----------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

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

                                Explanatory Note

                       Sel-Leb Marketing, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A ("Amendment No. 1") to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (the "Original Form 10-KSB") in order to amend and restate in its entirety Item 6, "Management's Discussion and Analysis or Plan of Operation," of the Original Form 10-KSB. No portions of the Original Form 10-KSB other than Item 6 thereof are amended by this Amendment No. 1.

Item 6. Management's Discussion and Analyis or Plan of Operation

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


         Cost of sales increased from $8,868,566 in 1995 to $10,601,237 in 1996. The cost of goods sold increased as a percentage of sales from 78.6% in 1995 to 79.6% in 1996. The Company has recently uncovered the theft of certain of its inventory from its North Bergen, New Jersey premises. Based on information known to the Company to date, the Company believes that the theft was committed by a limited number of warehouse employees of the Company and occurred in the fourth quarter of 1996. The Company currently anticipates that the amount of inventory involved will be approximately $125,000. This loss had an adverse effect on the cost of goods sold for the fourth quarter of 1996 and for the year 1996.



         Selling, general and administrative ("SG&A") expenses increased from $2,016,412 in 1995 to $2,631,839 in 1996. Generally, the principal components of the Company's SG&A expenses are payroll, rent, commissions, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses. Of the total increase in SG&A expenses of approximately $615,000 in 1996, approximately $395,000 occurred in the fourth quarter of 1996. A significant portion of these fourth quarter expenses (approximately $189,000) were incurred in connection with the development and promotion of new product lines which the Company began developing in the fourth quarter of 1996 (i.e., the "Clueless(R)," "Loud Music(TM)," "Jabot(R)" and "Jabot for the Young and the Restless Generation(R)" lines), and included approximately $51,000 for additional personnel hired by the Company to perform selling, distribution and other functions related to the new lines, approximately $50,000 paid to outside consultants for design, packaging, display, graphics, merchandising and photography services, approximately $53,000 for selling, travel and advertising expenses, and approximately $35,000 of additional rent, telephone, general office and other miscellaneous expenses. Additionally, the Company recorded an increase of $206,000 in the allowance for doubtful accounts relating to certain past-due receivables as a result of information which became available to the Company and circumstances which arose in the fourth quarter of 1996.

         As described above, the Company's financial results in fiscal 1996 were adversely affected due in large part to the increased expenses realized by the Company in the fourth quarter of 1996. Although the Company has historically incurred operating losses in the fourth quarter of each fiscal year, the Company does not believe that the items described above are indicative of trends which are expected to continue in the future. In addition, year-to-year results may vary as a result of the Company's opportunistic business, in which purchases and sales are made when opportunities arise and therefore do not have any degree of certainty, regularity or continuity.


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


         The provision for income taxes was $118,000 in 1996, compared to $234,000 in 1995. The provisions for income taxes in 1995 reflects taxes owed by the Company with respect to earnings of the Company during the period following the termination of its status as an S Corporation.


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

                               SEL-LEB MARKETING, INC.
                               (Registrant)

                               By: /s/ Paul Sharp
                                  ----------------------------------------------
                                   Paul Sharp
                                   President and Chief Executive Officer
                                   (Principal executive officer)

                               By: /s/ Jan S. Mirsky
                                  ----------------------------------------------
                                   Jan S. Mirsky
                                   Executive Vice President - Finance and
                                   Chief Operating Officer (Principal
                                   financial and accounting officer)

                               Date:  November 5, 1997