Form 10QSB
period 1997-09-30
SEL-LEB MARKETING INC
filed 1997-11-14
CIK 934853

                   U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 Form 10-QSB


(Mark One)

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT

            For the transition period from ...........to .....................
                        Commission file number 1-13856

                           Sel-Leb Marketing, Inc.
                   (Exact name of small business issuer as
                          specified in its charter)



         New York                                                 11-3180295
(State or other jurisdiction                                     IRS Employer
of incorporation or organization)                            Identification No.)

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

                                Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,712,727 shares of common stock as of November 13, 1997.

         Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [X]

                           SEL-LEB MARKETING, INC.

                              TABLE OF CONTENTS

                                                                                            Page No.

Part I     Financial Information

           Item 1.    Financial Statements (Unaudited)

                      Balance sheet at December 31, 1996 (Audited)                          1
                      Consolidated Balance sheet at September 30, 1997                      2

                      Consolidated Statements of Income for the three months                3
                      ended September 30, 1996 and 1997

                      Consolidated Statements of Income for the nine months                 4
                      ended September 30, 1996 and 1997

                      Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 1996 and 1997                                     5

                      Consolidated Statement of Shareholders' Equity at
                      September 30, 1997                                                    6

                      Notes to Consolidated Financial Statements                            7 - 9

           Item 2.    Management's Discussion and Analysis or Plan
                      Of Operation                                                          10 - 13


Part II    Other Information

           Item 6.    Exhibits and Reports on Form 8-K                                      14

Signatures                                                                                  15


                           SEL-LEB MARKETING, INC.
                           (AUDITED) BALANCE SHEET
                              DECEMBER 31, 1996
                                  See Note 1

                                    ASSETS


Current Assets:

  Cash and cash equivalents                                  $   129,538
  Accounts receivable - net                                    3,247,812
  Inventory                                                    3,746,124
  Due from officer                                                23,274
  Prepaid expenses and other current assets                      304,797
  Deferred income tax asset, net of valuation allowance           95,000
                                                             ___________

    Total current assets                                       7,546,545

Property and equipment - net                                     356,251
Goodwill                                                         252,063
Other assets                                                      60,125
                                                             ___________
     Total assets                                            $ 8,214,984
                                                             ===========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued expenses                      $ 1,420,609
  Loan payable - bank (Note 3)                                   300,000
  Due to affiliate                                                64,398
  Income taxes payable                                           186,522
                                                             ___________

    Total current liabilities                                  1,971,529
                                                            ------------


  Shareholders' Equity:

  Common Stock - $.01 par value;
    authorized 40,000,000 shares, issued
    and outstanding 8,268,477 shares                              82,685
  Additional paid-in capital                                   5,632,512
  Retained earnings                                              588,258
  Less:  receivable in connection with equity transactions       (60,000)

                                                             ___________

    Total Shareholders' Equity                                 6,243,455
                                                             -----------

    Total Liabilities and Shareholders' Equity               $ 8,214,984
                                                             ===========


                      See Notes to Financial Statements

                           SEL-LEB MARKETING, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                              SEPTEMBER 30, 1997
                                  See Note 1

                                    ASSETS


Current Assets:

  Cash and cash equivalents                                  $    180,693
  Accounts receivable - net                                     4,583,755
  Inventory                                                     5,696,210
  Due from officer                                                 23,796
  Prepaid expenses and other current assets                       592,444
  Deferred income tax asset, net of valuation allowance            95,000
                                                             ____________

    Total current assets                                     $ 11,171,898

 Property and equipment - net                                     496,956
 Goodwill                                                         231,250
 Other assets                                                     122,463
                                                             ____________

    Total assets                                             $ 12,022,567
                                                             ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued expenses                      $  2,349,874
  Loan payable - bank (Note 3)                                  2,000,000
  Income taxes payable                                            157,291
  Current portion of long term loans payable (Note 4)              15,000
                                                             ____________

    Total current liabilities                                   4,522,165

Long term loans payable (Note 4)                                   85,000

    Total liabilities                                        $  4,607,165
                                                             ____________

  Minority interest (Note 1 & 5)                                    1,000
                                                             ____________

Shareholders' Equity:


Common Stock - $.01 par value;
  authorized 40,000,000 shares, issued
  and outstanding 8,712,727 shares                           $     87,127
Additional paid-in capital                                      6,363,859
Retained earnings                                               1,010,416
  Less:  receivable in connection with equity transactions        (47,000)
                                                             ____________

   Total Shareholders' Equity                                $  7,414,402
                                                             ____________

    Total Liabilities and Shareholders' Equity               $ 12,022,567
                                                             ============


                      See Notes to Financial Statements

                           SEL-LEB MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                  See Note 1

                                                                                   THREE MONTHS ENDED
                                                                                   __________________
                                                                            SEPT. 30,               SEPT. 30,
                                                                            ________                ________
                                                                              1997                    1996
                                                                              ____                    ____

Revenue:

  Net Sales                                                                 $ 5,021,955            $ 3,483,875
  Commission income                                                              12,501                136,562
                                                                            ___________            ___________

    Total Net Revenue                                                         5,034,456              3,620,437
                                                                            ___________            ___________

Operating Expenses:

  Cost of sales                                                               3,306,382              2,405,059
  Selling, general and administrative expenses                                1,215,355                705,782
                                                                            ___________            ___________

    Total operating expenses                                                  4,521,737              3,110,841
                                                                            ___________            ___________

Operating income                                                                512,719                509,596
Interest income                                                                      67                  1,334
Interest expense                                                                (25,979)               (10,622)
                                                                            ___________            ___________

Income before provision for
  income taxes                                                                  486,807                500,308

Provision for income taxes                                                      226,080                217,205
                                                                            ___________            ___________

Net income                                                                  $   260,727            $   283,103
                                                                            ===========            ===========

Earnings per share (Note 2)                                                 $      .03
                                                                            ==========

Primary earnings per share (Note 2)                                                                $       .02
                                                                                                   ===========


Fully diluted earnings per share (Note 2)                                                          $       .02
                                                                                                    ==========


                      See Notes to Financial Statements

                           SEL-LEB MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                  See Note 1

                                                                                     NINE MONTHS ENDED
                                                                           _____________________________________
                                                                              SEPT. 30,               SEPT. 30,
                                                                                1997                     1996
                                                                           ____________             ____________
Revenue:

   Net sales                                                                $ 13,578,844           $  9,848,888
   Commission income                                                              78,018                181,594
                                                                            ____________           ____________

    Total Net Revenue                                                         13,656,862             10,030,482
                                                                            ____________           ____________

Operating Expenses:

   Cost of sales                                                               9,418,302              7,185,668
   Selling, general and administrative expenses                                3,440,409              2,014,068
                                                                            ____________           ____________


     Total operating expenses                                                 12,858,711              9,199,736
                                                                            ____________           ____________

Operating income                                                                 798,151                830,746
Interest income                                                                    3,252                 10,419
Interest expense                                                                 (60,148)               (24,608)
                                                                            ____________           ____________


Income before provision for
   income taxes                                                                  741,255                816,557

Provision for income taxes                                                       319,097                342,277
                                                                            ____________           ____________

Net income                                                                  $    422,158           $    474,280
                                                                            ============           ============

Earnings per share (Note 2)                                                  $       .05
                                                                            ============

Primary earnings per share (Note 2)                                                                $        .04
                                                                                                   ============


Fully diluted earnings per share (Note 2)                                                          $        .04
                                                                                                   ============


                      See Notes to Financial Statements

                           SEL-LEB MARKETING, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                  See Note 1

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                _____________________________
                                                                                1997                     1996
                                                                                ____                     ____
Cash flow from operating activities:
  Net income                                                                 $   422,158           $   474,280
  Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                154,126                88,105
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable                                       (1,335,943)             (977,223)
      (Increase) in due from affiliates                                               --               (42,940)
      (Increase) in inventories                                               (1,950,086)           (1,088,335)
      (Increase) in due from officers                                               (522)                   --
      (Increase) in prepaid expenses and
        other current assets                                                    (287,647)              (29,284)
      Increase in accounts payable, accrued expenses and
        income taxes payable                                                     900,033               706,228
     (Decrease) in due to affiliates                                             (64,398)              (48,270)
     (Increase) in other assets                                                  (62,338)                   --
                                                                             ___________           ___________
      Net cash used in operating
        activities                                                           ($2,224,617)          ($  917,439)
                                                                              ___________          ___________

Cash flow from investing activities:

   Expenditures for capital equipment                                           (274,017)             (109,621)
   Investment in subsidiary by minority interest                                   1,000                    --
                                                                             ___________           ___________

      Net cash flow used in investing activities                                (273,017)             (109,621)
                                                                             ___________           ___________

Cash flow from financing activities:

   Net proceeds from notes to bank                                             1,700,000                    --
   Proceeds from long term note                                                  100,000                    --
   Repayment of long term debt to related parties                                     --              (422,099)
   Net proceeds from exercise of warrants and stock options                      735,789               809,483
   Collections on receivable in connection with equity transactions               13,000                    --
                                                                             ___________           ___________

   Net cash provided by financing activities                                 $ 2,548,789           $   387,384
                                                                             ___________           ___________


  Net increase (decrease) in cash                                            $    51,155           $  (639,676)
                                                                             ___________           ___________
  Cash at beginning of period                                                $   129,538           $   832,970
                                                                             ___________           ___________
  Cash at end of period                                                      $   180,693           $   193,294
                                                                             ___________           ___________


                      See Notes to Financial Statements

                           SEL-LEB MARKETING, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (UNAUDITED)
                                  See Note 1

                                                                                          Receivable in
                                                               Additional                  Connection
                                          Common Shares         Paid-In      Retained      With Equity      Shareholders'
                                         Shares      Amount      Capital      Earnings     Transactions        Equity
                                      ____________ __________ _____________ ____________ ________________ _______________
Balance at December 31, 1996            8,268,477    $82,685    $5,632,512     $588,258        $(60,000)      $6,243,455

Net proceeds from exercise of stock
warrants                                  293,250     $2,932      $435,546           --               --        $438,478

Net proceeds from exercise of stock
options                                   151,000     $1,510      $295,801           --               --        $297,311

Payment of receivables in
connection with equity transaction             --         --            --           --          $13,000         $13,000

Net income                                                --            --     $422,158               --        $422,158
                                        ---------    -------    ----------   ----------        ---------      ----------

Balance at September 30, 1997           8,712,727    $87,127    $6,363,859   $1,010,416        ($47,000)      $7,414,402
                                        =========    =======    ==========   ==========        =========      ==========

                      See Notes to Financial Statements

                            SEL-LEB MARKETING, INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(The information pertaining to the three and nine month periods ended September 30, 1996 and 1997 are unaudited)

1.       Summary of Significant Accounting Policies

         Nature of Operations

                  Sel-Leb Marketing, Inc. (a New York corporation) (the "Company") is primarily engaged in the manufacture, distribution and marketing of cosmetics and consumer products through mass merchandisers, discount chain stores and food, drug and electronic retailers.

         Basis of Presentation

                  The consolidated financial statements of the Company included herein have been prepared pursuant to generally accepted accounting principles and have not been examined by independent public accountants. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the consolidated results of operation have been made. Pursuant to Securities and Exchange Commission ("SEC") rules and regulations certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated statements unless significant changes have taken place since the end of the most recent fiscal year. The disclosures contained herein should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1996. The consolidated results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

         Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its majority owned subsidiary Ales Signature, Ltd.(Ales). All material intercompany accounts and transactions have been eliminated in consolidation. Ales, which was formed in September 1997, did not commence operations until October 22, 1997.

 2.       Earnings Per Share

                  Primary earnings per share for the three and nine months ended September 30, 1996 have been computed based on the weighted average number of shares actually outstanding plus the

                           SEL-LEB MARKETING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         shares that would be outstanding assuming the exercise of dilutive stock options and warrants, all of which are considered to be common stock equivalents, using the modified treasury stock method. Fully diluted earnings per share for the three and nine months ended September 30, 1996 have been computed based on the weighted average number of shares outstanding plus the number of shares that would be issued from the exercise of dilutive stock options and warrants, reduced by the number of shares which would have been purchased from the proceeds of such exercise at the market price of the Company's stock on September 30, 1996, because the price on that date was higher than the average market prices during the year. A similar computation was not made for the three and nine months ended September 30, 1997 because the average market price for the periods was higher than the price at September 30, 1997 and because the effect of including the stock options and warrants would be to increase earnings per share

                  For the three and nine months ended September 30, 1996, the number of shares used in the computation of primary earnings per share and fully diluted earnings per share were 13,886,882 and 13,881,863, respectively. For the three and nine months ended September 30, 1997, the number of shares used in the computation of earnings per share were 8,703,060 and 8,492,102, respectively.

 3.       Line of Credit

                  In September 1997, the Company reinstated its line of credit arrangement with Summit Bank, which arrangement had terminated on July 31, 1997. The line of credit provides for borrowings not to exceed the lesser of $2,000,000 (which amount was temporarily increased to $2,250,000) or prescribed levels of eligible accounts receivable and inventory, as defined. Borrowings under this line of credit bear interest at the bank's prevailing base rate (8.75% at September 30, 1997). As of September 30, 1997 and December 31, 1996, borrowings of $2,000,000 and $300,000, respectively, were outstanding under the line of credit. The loan was collateralized by substantially all of the assets of the Company. The fair value of the loan payable approximates the carrying amount due to the short-term nature of the instrument.

 4.       Long Term Debt

                  In September 1997, in connection with the relocation of its office and warehouse facilities to Paterson, New Jersey, the Company borrowed $100,000 from the Paterson Restoration Corporation. The loan, which bears interest at 6% per annum, provides for monthly payments of principal and interest in the amount of $1,461 through October 1, 2004 and is secured by a second priority lien on all new machinery and equipment purchased by the Company. The proceeds of the loan are to be used for the purchase of fixed assets.

                           SEL-LEB MARKETING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 5.       Subsequent Events

           In September 1997, the Company and a third party formed Ales for the purpose of acquiring a line of cosmetics and other beauty products from SBC Corporation, Inc. ("SBC"), a manufacturer of mid-priced cosmetic, skin care and treatment products. In connection with such formation, the Company acquired a 90% equity interest in Ales and the third party acquired the remaining 10% equity interest. On October 23, 1997, Ales consummated the acquisition, pursuant to which it acquired from SBC for approximately $670,000 inventory and certain other assets as well as trademarks and trade names. This acquisition will be accounted for as a purchase.

         On October 22, 1997, the Company and Ales entered into a Loan and Security Agreement with Summit Bank pursuant to which the Company has extended through May 31, 1998 its line of credit arrangement providing for borrowings not to exceed the lesser of $2,000,000 or prescribed levels of eligible accounts receivable and inventories and the Company and Ales obtained a three-year, $1 million term loan. A portion of the proceeds of the term loan were used to finance the acquisition by Ales of the SBC assets described above. The balance of the proceeds from the term loan are required to be used for working capital purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's consolidated results of operations, liquidity and financial condition should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto. This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to general trends in the retail industry, the ability of the Company to successfully implement its expansion plans, consumer acceptance of any products developed and sold by the Company, the ability of the Company to develop its "celebrity" product business and other factors set forth herein or in reports and other documents filed by the Company with the SEC.

Consolidated Results of Operations: Three and Nine Month Periods Ended September 30, 1997 Compared to the Corresponding Periods Ended September 30,

1996

         Net sales for the three months ended September 30, 1997 were $5,021,955 compared to $3,483,875 for the three months ended September 30, 1996, representing an increase of 44%. For the nine month period ended September 30, 1997 net sales were $13,578,844 compared to $9,848,888 for the corresponding period in 1996, representing an increase of 38%. This increase in net sales resulted from increases in both the sales of the Company's own proprietary brand name line of beauty aids and cosmetics and sales of merchandise acquired in connection with the Company's opportunistic purchasing business.

         Commission income decreased for the three month period ended September 30, 1996 from $136,562 to $12,501 for the comparable period in 1997. Commission income decreased for the nine month period ended September 30, 1996 from $181,594 to $78,018 for the comparable period in 1997. This decrease in commission income reflects the Company's emphasis on selling its own proprietary products rather than acting as an agent for the sale of other companies' products to the Company's retail customers.

         Cost of sales increased from $2,405,059 for the three month period in 1996 to $3,306,382 for the same period in 1997. For the nine month period ending September 30, 1996 and 1997 cost of sales were $7,185,668 and $9,418,302, respectively. The cost of goods sold as a percentage of sales decreased from 72% for the nine month period ending September 30, 1996 to 69% for the same period in 1997. The decrease represents higher profit margins generated by increased sales of the Company's own proprietary brand name line of cosmetics.

     Selling, general and administrative ("SG&A") expenses increased from $705,782 for the three month period ended September 30 1996 compared to $1,215,355 for the comparable period in 1997. SG&A for the nine month period ending September 30 was $2,014,068 in 1996 and $3,440,409 in 1997. The principal components of SG&A are payroll, rent and occupancy, commissions, royalty, insurance, advertising, legal, accounting and travel and promotional expenses. The increase in SG&A expenses for the nine-month period ended September 30, 1997 resulted primarily from increased costs incurred by the Company in connection with the Company having hired outside sales representatives and, in connection therewith, incurring commission expenses (approximately $198,000 for the nine months ended September 30, 1997), the sale of product lines on which it incurs royalty expenses (approximately $122,000 for the nine months ended September 30,1997), additional staffing required to perform selling, distribution and other functions related to existing and new product lines (approximately $105,000 for the nine months ended September 30, 1997), selling, travel, development and advertising expenses for existing and new product lines (approximately $569,000 for the nine months ended September 30, 1997), increased occupancy costs to support current and planned sales levels (approximately $251,000 for the nine months ended September 30, 1997), and an increase of approximately $185,000 which the Company has recorded for the nine months ended September 30, 1997 as a provision for potentially uncollectible accounts receivable.

         Although the Company has historically shown positive operating results for the first nine months of each fiscal year, it has historically incurred operating losses in the fourth quarter of each fiscal year. In addition, year_to_year results may vary as a result of the Company's opportunistic business, in which purchases and sales are made when opportunities arise and therefore do not have any degree of certainty, regularity or continuity.

         Total operating expenses increased from $3,110,841 in 1996 to $4,521,737 in 1997 for the three month period ended September 30 and from $9,199,736 in 1996 to $12,858,711 in 1997 for the nine month period ended September 30.

         Operating income increased for the three month period ended September 30 from $509,596 in 1996 to $512,719 in 1997. However, as a result of the increase in total operating expenses during the nine-month period ended September 30, operating income decreased for the nine month period from $830,746 in 1996 to $798,151 in 1997.

         The increase in accounts receivable as of September 30, 1997 has been primarily due to increase in sales volume with a majority of the shipments made during the latter part of the quarter.

         The increase in inventory as of September 30, 1997 is primarily due to two factors including (i) the introduction of a new line of celebrity products for which shipments are currently anticipated to be made during the fourth quarter of 1997, with a corresponding required build-up to meet anticipated order demand and (ii) the build-up and increase of inventory designed to meet overall rising sales volume levels.

Liquidity and Capital Resources
         During the nine months of 1997, an aggregate of 444,250 shares of common stock were issued by the Company upon the exercise of warrants and options, resulting in net proceeds to the Company of $735,789. In addition, during the first nine months of 1997, the Company borrowed an additional $1,700,000 under its revolving line of credit described below. The proceeds resulting from the option and warrant exercises and the additional borrowings were used by the Company primarily for the purchase of additional inventory, consisting primarily of the Company's proprietary brand name lines of beauty aids and cosmetics.

           At September 30, 1997, the Company had working capital of $6,649,733 and cash and cash equivalents in the amount of $180,693.

          On November 6, 1995, the Company entered into a Loan and Security Agreement (the "Original Loan Agreement") with Summit Bank (formerly known as

United Jersey Bank) (the "Lender") pursuant to which it obtained a revolving line of credit for general working capital purposes in an aggregate principal amount of up to $2,000,000, subject to a borrowing base limitation. The line of credit bears interest at fluctuating rates per annum based on the "Prevailing Base Rate" (as defined in the Original Loan Agreement) of the Lender. The Loan Agreement terminated on July 31, 1997 and subsequent thereto, the Company borrowed funds from the Lender pursuant to an informal, non-binding arrangement on the same terms as the Original Loan Agreement. The Company reinstated the Original Loan Agreement on September 22, 1997. As of September 30, 1997, the Company had outstanding $2,000,000 under this line of credit. Any funds borrowed by the Company are secured primarily by the inventory and receivables of the Company.

         On October 22, 1997, the Company and Ales entered into a new Loan and Security Agreement with the Lender (the "Current Loan Agreement"). The Current Loan Agreement provides for the continuation through May 31, 1998 of the Company's existing line of credit arrangement providing for borrowings of up to the lesser of $2,000,000 or prescribed levels of eligible accounts receivable and inventories on substantially the same terms as under the Original Loan Agreement. In addition, pursuant to the Current Loan Agreement, the Company and Ales obtained from the Lender a three-year, $1 million term loan to finance the acquisition by Ales of certain assets from SBC, a manufacturer of cosmetics, skin care and treatment products. The term loan bears interest at the "Prevailing Base Rate" plus .25%, and the outstanding principal amount of the loan is payable in installments, with $150,000 payable on each of August 31, 1998 and 1999 and the balance payable on August 31, 2000. In connection with the acquisition, which was consummated on October 23, 1997, Ales acquired, for approximately $670,000, inventory and certain other assets, as well as trademarks and trade names including Signature Solutions(TM) and Signature Beauty Care(TM).

         On September 26,1997, in connection with the relocation of its office and warehouse facilities to Paterson, New Jersey, the Company borrowed $100,000 from the Paterson Restoration Corporation. The loan, which bears interest at 6% per annum, provides for monthly payments of principal and interest in the amount of $1,461 through October 1, 2004 and is secured by a second priority lien on all new machinery and equipment purchased by the Company. The proceeds of the loan are to be used for the purchase of fixed assets.

     The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Current Loan Agreement, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's long-term liquidity and on the proposed business expansion plans of the Company.

Part II  Other Information


         Item 6   Exhibits and Reports on Form 8-K
         A.       Exhibits

           10.1 Fourth Amendment to Loan and Security Agreement dated September 22, 1997 between Summit Bank and The Company.

           10.2 Loan and Security Agreement dated October 22, 1997 between Summit Bank, the Company and Ales.

           10.3 Environmental Indemnity Agreement dated October 22, 1997 between the Company, Ales and Summit Bank.

           10.4 Security Agreement dated September 26, 1997 between the Company and Paterson Restoration Corporation.

           10.5 Stockholder's Agreement between RBCJJ Associates LLC and the Company.

           10.6 Asset Purchase Agreement dated as of September 15, 1997 between SBC Corporation, Inc. and Ales.

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

                               SEL-LEB MARKETING, INC.





                               /s/ Jan S. Mirsky
                               _________________
                               Jan S. Mirsky
                               Executive Vice President-Finance and
                               Chief Operating Officer
Dated: November 14, 1997       as both duly authorized officer of the registrant
                               and as principal financial officer of registrant.