Form 10KSB40
period 1997-12-31
SEL-LEB MARKETING INC
filed 1998-03-31
CIK 934853

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________.

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

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
           Title of each class                             which registered
           -------------------                          ------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. /X/

The issuer's revenues for its most recent fiscal year were $17,374,041.

The aggregate market value of voting stock held by non-affiliates of the registrant on March 24, 1998 was approximately $1,719,750. On such date, the closing price of the issuer's common stock was $.40625 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the issuer that beneficially own more than 10% of the issuer's voting stock have been excluded, except such shares, if any, with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the issuer that such individuals are, in fact, affiliates of the registrant.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 24, 1998 was 8,712,727.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 27, 1998 are incorporated in Part III. The Company's Proxy Statement will be filed within 120 days after December 31, 1997.

================================================================================

                             SEL-LEB MARKETING, INC.
                          Annual Report on Form 10-KSB
                   For the Fiscal Year Ended December 31, 1997


                                Table of Contents
                                -----------------

                                                                                  Page
                                                                                  ----
PART I

     Item 1.    Description of Business                                              3
     Item 2.    Description of Property                                             12
     Item 3.    Legal Proceedings                                                   12
     Item 4.    Submission of Matters to a Vote of Security Holders                 12

PART II

     Item 5.    Market for Common Equity and Related Stockholder Matters            13
     Item 6.    Management's Discussion and Analysis or Plan of Operation           14
     Item 7.    Financial Statements                                                17
     Item 8.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                 18

PART III

     Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                   18
     Item 10.   Executive Compensation                                              18
     Item 11.   Security Ownership of Certain Beneficial Owners and Management      19
     Item 12.   Certain Relationships and Related Transactions                      19
     Item 13.   Exhibits and Reports on Form 8-K                                    19

                                     PART I


Item 1.  Description of Business

General

         Sel-Leb Marketing, Inc. (the "Company") is primarily engaged in the distribution and marketing of consumer merchandise to retail sellers such as mass merchandisers, discount chain stores and food, drug and electronic retailers. The Company's business presently consists of the following activities: (i) developing, marketing and selling the Company's own proprietary brands of budget-line health, beauty aid and cosmetic products, which are manufactured for the Company by contract manufacturers, (ii) opportunistic purchasing and secondary sourcing (i.e., distributing merchandise on a wholesale basis outside of normal distribution channels to retail merchants) of a broad range of name-brand and off-brand products such as health and beauty aids, cosmetics, fragrances, kitchen items and other household items, and (iii) developing, marketing and selling, or otherwise facilitating the development, marketing or sale of, products to be promoted by celebrity spokespersons and sold to mass merchandise retailers, as well as products which will "tie in" to specific television shows and be sold by the Company either on television in connection with those shows, with the intent to thereafter sell such products to mass merchandise retailers, or directly to mass merchandise retailers. The Company's strategy is to capitalize on increased consumer demand for value and convenience resulting from the increased acceptance by consumers of mass merchandisers, electronic retailers and other mass marketing retail outlets, as well as on the popularity of consumer products endorsed by celebrity spokespersons.

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


         In September 1997, the Company and RBCJJ Associates, LLC ("RBCJJ"), an unaffiliated third party, formed Ales Signature, Ltd., a New York corporation ("Ales"), for the purpose of acquiring from SBC Corporation, Inc. ("SBC") a line of women's cosmetic, corrective and treatment products (e.g., blemish creams and eye creams) sold under the Signature(R) name. In connection with such formation, the Company acquired a 90% equity interest in Ales and RBCJJ acquired the remaining 10% equity interest in Ales. On October 23, 1997, Ales consummated the acquisition of the Signature(R) line, and in connection therewith acquired from SBC, for approximately $670,000, (i) all rights of SBC in and to certain trademarks (including the Signature Solutions(TM) mark and the Signature Beauty Care(R), Giraffe(R), Groomer's Secret(R), Lip Set(R) and Salon Essence(R) registered trademarks) and (ii) finished products and other inventory (including works in progress and component parts) related to the product lines bearing the acquired trademarks.

         Unless otherwise specified herein, references to the "Company" shall refer collectively to Sel-Leb Marketing, Inc. and its subsidiary Ales Signature, Ltd.

         Sale of Proprietary Brand Name Products. The Company is currently engaged in the development, marketing and sale of its own proprietary brand name budget-line health, beauty aid and cosmetic products. The Company's beauty aid and cosmetic products include budget-line lipsticks, lip pencils, nail polishes and eye pencils, which are manufactured in a variety of colors and are sold under the Linette(R), Zia(R), Loud Music(TM), Ghoul Tools(TM), Signature Solutions(TM) and Signature Beauty Care(R) brand names to retail chains and other mass merchandisers located throughout the United States. All of the Company's proprietary beauty aid and cosmetic products are manufactured and supplied by third parties in accordance with the Company's specifications. The Company purchases all materials for these products (including raw materials and packaging) through individually placed purchase orders to various suppliers. During the fiscal year ended December 31, 1997, no such supplier accounted for more than 10% of such purchases other than Worldwide Packaging, Inc., which accounted for approximately 10.2% of such purchases. The Company has credit arrangements with such suppliers that allow it to purchase merchandise on credit with payment generally due 30 days after purchase. To date, the Company has not experienced any shortages of or difficulties in obtaining the raw materials used in its products or the materials used for the packaging of its products. Furthermore, the Company believes that alternate sources of supply for such materials are readily available and that the loss of any one of its suppliers would not have a material adverse effect. The Company believes that it has good relationships with the suppliers of raw materials and packaging for its proprietary products.

         Typically, materials purchased by the Company for its proprietary beauty aid and cosmetic products are delivered by the suppliers to the Company's warehouse facilities. Thereafter, the Company delivers such materials, on an as-needed basis, to its contract manufacturers, which are engaged by the Company to provide filling services and perform quality control with respect to the finished products. During the fiscal year ended December 31, 1997, one such contract manufacturer -- LPD Packaging, Inc. -- accounted for approximately 90% of the Company's filling services. All products are manufactured pursuant to the Company's specifications on a purchase order basis. Once completed, the products are delivered to the Company, which packages the products and distributes the finished products to its customers. Although the Company believes that its contract manufacturers have the capacity to produce volumes of the Company's products sufficient to meet the Company's foreseeable needs, there can be no assurance of such. Furthermore, although the Company believes that it has a good relationship with its contract manufacturers and that the Company will continue to obtain its finished beauty aid and cosmetic products from such manufacturers in the foreseeable future, the Company does not have written contracts with its manufacturers and there can therefore be no assurance of such. In the event the Company were to experience difficulties with or the loss of services of its present manufacturers, the Company believes that it would be able to retain the services of other manufacturers; however, there can be no assurance that such services could be retained on a timely basis or on terms as favorable as those with its present manufacturers.

         As part of the Company's strategy of taking advantage of the growth in mass merchandising and value retailing, the Company will seek to expand its existing proprietary brand name product lines as well as continue to introduce new brand name products, thereby providing the Company with a supply of products and making the Company less reliant on third party and/or opportunistic sources of merchandise. The Company may also seek to acquire rights to additional proprietary product lines through licensing or other arrangements, although there can be no assurance of such.

         Opportunistic Purchasing and Secondary Sourcing Activities. The Company acts as a secondary sourcer of a broad range of name-brand and off-brand merchandise, including health and beauty aids, cosmetics, fragrances, kitchen items and other household products. The Company acquires its merchandise in negotiated purchases either directly from consumer goods manufacturers or from wholesalers, retailers, financially distressed businesses, duty-free distributors and other secondary sources located in the United States and, to a very limited extent, in Europe, and sells the merchandise to retail chains and other mass merchandisers located throughout the United States. During the year ended December 31, 1997, the Company purchased merchandise from over 50 different suppliers and sold the merchandise to over 30 different retailers, including, among others, BJ's Wholesale Club and McCrory's Stores, which accounted for approximately 33% and 5%, respectively, of the Company's net opportunistic sales in 1997. The Company believes that its longstanding relationships with many of its suppliers and customers are important to the secondary sourcing activities of the Company, and that its relationship with its suppliers and customers are good.

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

         The Company purchases the name-brand and off-brand merchandise which it sells to retailers from over 50 suppliers, including consumer goods manufacturers, wholesalers, retailers, financially distressed businesses, duty-free distributors and other secondary sources. The Company is continually seeking to locate new sources of merchandise. Generally, the Company will be contacted by a manufacturer or other supplier when such supplier has excess merchandise that is available for resale through the secondary market; alternatively, the Company will also contact a supplier if it becomes aware that the supplier has merchandise which it desires to sell. Although certain suppliers may have provided a majority or all of a particular type of product or particular category of merchandise, no supplier accounted for more than 10% of the Company's total merchandise purchases for the year ended December 31, 1997. During the year ended December 31, 1997, substantially all of the Company's secondary sourcing merchandise was purchased from domestic suppliers, with the remainder being purchased from suppliers located in Europe. The Company believes that the loss of any one of its suppliers would not have a material adverse effect on the Company and that alternative sources of merchandise are readily available in all existing product categories as well as additional product categories.

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

         Currently, all purchasing and pricing decisions with respect to the Company's opportunistic purchasing activities are made by Paul Sharp, the Company's President and Chief Executive Officer, and Jorge Lazaro, the Company's Executive Vice President, who locate sources of merchandise and determine whether any given product will be suitable for wholesale distribution to mass merchandise retailers or other customers. Generally, the Company believes that it has the ability to sell all merchandise that is acquired by it. The Company has credit arrangements with substantially all of its existing suppliers, thereby allowing the Company to purchase merchandise on account. Generally, such credit arrangements allow the Company to purchase merchandise with payment generally due 30 days after the purchase. However, in certain cases the Company purchases merchandise with payment made upon the receipt of goods in order to enable the Company to obtain favorable prices.

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


         Development of "Celebrity-Endorsed" and Television "Tie-in" Products. The Company believes that the increasing popularity of consumer products endorsed by celebrities, as well as products which "tie-in" to specific television shows, may provide significant future opportunities for the Company. Accordingly, the Company is seeking to develop products for promotion by celebrity spokespersons and television "tie-in" products, which products would be sold by the Company to mass merchandising and electronic retailers. In this connection, the Company will seek to enter into agreements with celebrities for whom it believes it will be able to successfully develop products which will have consumer appeal, as well as agreements pursuant to which it will be able to develop television "tie-in" products which the Company believes will have consumer appeal.

         In 1996, the Company entered into an arrangement with Regis Philbin, co-host of the television program Live with Regis and Kathie Lee, and Beau Brummel ("Beau Brummel"), a leading New York City clothier, involving a line of menswear accessories to be promoted by Mr. Philbin. Pursuant to such arrangement, the Company provided a portion of the financing required in connection with Mr. Philbin's live television appearances on QVC Network in December 1996 and March 1997. The Company and Beau Brummel subsequently formalized this relationship by forming Beau Brummel Sel-Leb Marketing, Inc. ("BBSLM"), a joint venture, of which each of the Company and Beau Brummel hold a 47.5% equity interest and a third party holds the remaining 5% equity interest. Pursuant to the terms of an agreement between such parties relating to the operation of BBSLM, Beau Brummel is responsible for designing the clothing and accessories line promoted by Mr. Philbin, and the Company is responsible for the day-to-day operations of BBSLM, including the marketing and promotion of the product line. BBSLM, in turn, entered into an agreement with each of Mr. Philbin and QVC, Inc.("QVC"). Under BBSLM's agreement with Mr. Philbin, Mr. Philbin granted to BBSLM the right to use his name, autograph and likeness in connection with the promotion and distribution of the menswear products, and agreed to appear on the QVC Network to promote such products. In consideration therefor, BBSLM agreed to pay to Mr. Philbin a specified percentage of the proceeds from the sale of the menswear products. The agreement further provided for Mr. Philbin to receive specified guaranteed payments from BBSLM following each of his appearances on QVC and provided that, in the event QVC submitted purchase orders to BBSLM following any appearance by Mr. Philbin which were not sufficient to generate the specified royalty payments, BBSLM was entitled to terminate its agreement with Mr. Philbin. BBSLM's agreement with Mr. Philbin was for a one-year term which ended in March 1998. Since the termination of such agreement, BBSLM has been operating pursuant to an informal arrangement with Mr. Philbin on substantially the same terms as described herein, and is currently in discussions with Mr. Philbin to renew the formal agreement between them. However, there can be no assurance that BBSLM and Mr. Philbin will renew their prior agreement or, if renewed, as to the terms and conditions thereof. BBSLM has also entered into an agreement with QVC, pursuant to which BBSLM has granted to QVC the exclusive right to promote the product line through direct response television and through retail stores operated by QVC and its affiliates, and has agreed to cause Mr. Philbin to make at least eight appearances on the QVC Network each year to promote the menswear products. The agreement between BBSLM and QVC is for an initial term of three years commencing March 1997, and is subject to automatic renewal for additional three-year periods unless BBSLM shall notify QVC prior to the expiration of the initial term or any such renewal period of its desire to terminate the agreement and, during such term, net purchases of products by QVC shall have been less than a specified minimum amount. In addition, BBSLM shall have the right to terminate the agreement following either the first or second year of the initial term thereof in the event certain specified minimum net purchase requirements are not met during such year. Pursuant to BBSLM's agreements with Mr. Philbin and QVC, Mr. Philbin appeared on the QVC Network on three occasions during 1997.

         In September 1996, the Company entered into an arrangement with ACI, Inc. ("ACI"), a developer and marketer of cosmetic products, relating to the distribution and marketing of products endorsed by celebrity spokespersons through electronic media and other retail channels. Pursuant to this arrangement, the Company will provide the financing required in connection with developing, marketing and distributing the products to be promoted by such celebrities and sold in the retail market. All profits and losses (after giving effect to any royalty payments required to be made to celebrity spokespersons) resulting from the sale of such products are to be divided equally between the Company and ACI. To date, the Company has provided the financing for a line of cosmetics developed by ACI (including, without limitation, lipsticks, blushes and other beauty products) which are being promoted by a leading make-up artist and sold through the electronic media. There can be no assurance that any other products will be developed by ACI and financed by the Company pursuant to this agreement or that any such products that are developed will meet with consumer acceptance or provide significant revenues for the Company.

         In October 1996, the Company entered into an agreement with Viacom Consumer Products, Inc. ("VCP") pursuant to which VCP has granted to the Company a license to use the designs, trademarks, service marks, logos, visual representations, characters and characterizations of the television series Clueless(R) in connection with the manufacture and distribution in the United States of a Clueless(R) line of cosmetics (including, among others, nail care products, lip stick products, cologne fragrances, mass market gift sets, signature gift sets and children's gift sets). Pursuant to the agreement, the Company has the exclusive right to sell such items in mass market stores, grocery stores, drug stores, beauty outlets, discount chain stores and wholesale clubs, and the non-exclusive right to sell such items in toy stores and department stores; provided, however, that under certain conditions (including failure to make a timely royalty payment or failure to meet certain sales targets), the Company's exclusive rights shall become non-exclusive. The Company is required under the agreement to pay to VCP a specified royalty fee on all items sold by the Company pursuant to the agreement, and has paid to VCP a non-returnable advance of $90,000 (subject to reduction in the event certain episodes of the show are not picked up for broadcast) to be applied against the Company's royalty payments. In addition, the Company shall be required to pay to VCP on March 31, 1998 a guarantee of $225,000, less the amount of the non-returnable advance paid by the Company to VCP and the aggregate amount of royalties paid by the Company to VCP through such date. Furthermore, the Company is also required under the agreement to spend a designated amount each year on advertising for the Clueless(R) cosmetics line. The agreement commenced on October 15, 1996 and will continue, subject to certain conditions, until October 31, 1999; provided, however, that in the event the Company shall have met certain royalty targets during the initial term, the Company shall have the right to extend the agreement for an additional two-year period, subject to payment of an additional advance and an additional guarantee; and provided further that, in the event Clueless(R) is not picked up for broadcast under certain circumstances, the Company shall have the option to terminate the agreement. During 1997, the Company commenced manufacturing a line of Clueless(R) lipsticks, nail polishes and mascaras, which line was launched in March 1997. As in the case of its own proprietary brand name products, the Company manufactures the Clueless(R) products by acquiring the raw materials therefor from various suppliers and delivering such materials to its contract manufacturers, which provide filling services and deliver finished products to the Company for packaging and delivery to the Company's customers. There can be no assurance that the Clueless(R) products will continue to meet with consumer acceptance or that the Clueless(R) show will continue to be broadcast during the anticipated term of the agreement.

         In January 1997, the Company entered into an agreement with Bell Abbott Haussmann Inc. ("BAHI") pursuant to which the Company has been granted the exclusive right to use the trademark "Jabot(R)" in connection with the production, marketing and distribution of certain cosmetic and fragrance items (including, without limitation, perfumes, colognes, toilet water, talcum powder, bath gels and personal deodorants) in the United States and Canada, and has also been granted the exclusive right to use the trademark "Jabot for the Young and the Restless Generation(R)" in connection with the marketing and distribution of such items in Canada. The "Jabot(R)" and "Jabot for the Young and the Restless Generation(R)" marks were inspired by the fictional name of a cosmetics company featured on a leading daytime television drama. Pursuant to the agreement, the Company has the right to sell the cosmetic and fragrance items through various retail distribution channels, including mass merchandisers, retail stores, catalogues, electronic media, direct response advertising, mail order, telemarketing and other similar retail channels. The Company is required under the agreement to pay to BAHI a specified royalty fee on all items sold by the Company pursuant to the agreement, and has paid to BAHI a nonrefundable $10,000 advance to be applied against the Company's royalty payments. The agreement is for a term of five years commencing March 31, 1997, and shall be automatically extended for an additional term of five years and a second additional term of ten years, in each case subject to certain minimum royalty payments having been met during the preceding term, and thereafter to subsequent additional terms of five years unless either party does not wish to extend the term of the agreement. As of the date hereof, the Company has developed prototypes of products to be included in the "Jabot(R)" and "Jabot for the Young and the Restless Generation(R)" product lines; however, no such products have been sold by the Company as of the date hereof. There can be no assurance that the Company will be successful in selling such products or that any such products developed by the Company will meet with consumer acceptance.


         Although the Company is seeking to develop the "celebrity-endorsed" and "television tie-in" product area of its business, including by marketing and distributing in the traditional retail market merchandise which is originally offered for sale on television or by developing products to be promoted by celebrities and sold directly in such traditional markets, there can be no assurance that the Company will be successful in its endeavors. To date, the Company has not generated a significant amount of revenues from such celebrity products, and there can be no assurance that it will be able to successfully develop any such products or that any such products developed by the Company will meet with consumer acceptance. In addition, except as described above, as of the date hereof the Company has no agreements, understandings or commitments related to such plan of development.

Inventory

         Merchandise acquired by the Company in connection with its opportunistic purchasing activities for resale to its mass market customers is generally shipped by the supplier to the Company's warehouse facility, which is located in Paterson, New Jersey, or, in certain situations, is shipped by the supplier directly to a customer from whom the Company has received a purchase order. The Company utilizes its Paterson facility for the centralized receipt of goods from suppliers, as well as the storage of inventory and the shipment of inventory to its customers. In addition, value-added services such as repackaging of goods are also performed at this facility.

         Typically, all raw materials purchased by the Company for its proprietary beauty aid and cosmetic products, as well as for the products sold under the Clueless(R) name, are delivered to the Company's warehouse facility. Thereafter, the Company delivers such materials, on an as-needed basis, to its contract manufacturers, which provide filling services and perform quality control with respect to the finished products. Once completed, the products are delivered to the Company, which packages the products and distributes the finished goods from its warehouse to its customers.

         In 1996, the Company uncovered the theft of certain of its inventory from its former warehouse facilities located in North Bergen, New Jersey. The Company believes that the amount of inventory involved was approximately $103,000. The loss of such inventory during the year ended December 31, 1996 had an adverse effect on the results of operations of the Company for the fiscal year ended December 31, 1996. Although the Company has filed a notice of claim with its insurance carrier with respect to this matter, the Company's current insurance policy provides coverage for employee theft for only up to $100,000 per incident, with a $10,000 deductible. There can be no assurance that the Company will be successful in its claim under such insurance policy.

Competition

         The areas of business in which the Company engages are highly competitive businesses. The secondary sourcing business is characterized by intense competition, both in the products sold and in the retaining of relationships with suppliers and customers. With respect to its ability to obtain merchandise, the Company competes with other secondary sources, as well as with wholesale distributors and retailers. The Company believes that its ability to purchase a broad array of merchandise at competitive prices is critical to its success. With respect to sales to its customers, the Company competes with other secondary suppliers of merchandise, as well as with manufacturers who sell directly to retail merchandisers. In addition, with respect to products sold under the Company's Linette(R), Zia(R), Loud Music(TM), Ghoul Tools(TM), Signature Solutions(TM) and Signature Beauty Care(R) brand names, the Company competes with other manufacturers at the retail store level for shelf space and promotional space. Many of the Company's existing or potential competitors are well established companies and have or will have substantially greater financial, marketing and other resources than the Company. The Company believes that it competes on the basis of value, product assortment and availability, service to customers and reputation, as well as on the basis of its long-standing and well-established relationships with both its suppliers and customers. Although the Company believes that it will be able to compete effectively on the basis of such factors, there can be no assurance of such.

         In connection with its "celebrity-endorsed" products business, the Company competes or will compete with manufacturers and marketing organizations that seek out celebrities to endorse products and assist in marketing programs for their merchandise. In addition, the Company believes that virtually all celebrities have agents who can negotiate directly with retailers in order to secure marketing contracts on their behalf. The Company believes that it competes on the basis of its ability to design products which are consistent with the celebrities' respective preferences and characters and to provide such products to retailers at competitive prices. Furthermore, although the Company is not aware of any other entities which currently manufacture, market or develop television "tie-in" products to be sold on television during the airing of the related program, the Company believes that any such products developed by the Company will compete with other products sold in the electronic retailing market (including through television infomercials and interactive television shopping networks), and that these products, as well as the Clueless(R) line of cosmetics sold by the Company, will compete with other products sold in the traditional retail market which relate to characters or themes of television shows or movies. The Company believes that it will compete on the basis of the unique nature of such television "tie-in" products, as well as on its ability to provide such products at competitive prices.

Trademark and Servicemark Protection

         Products developed by the Company are sold under the Linette(R), Zia(R), Signature Solutions(R) and Signature Beauty Care(R) trademarks and the Loud Music(TM) and Ghoul Tools(TM) marks. The Company has registered the Linette(R) and Zia(R) trademarks with the United States Patent and Trademark Office (the "Trademark Office") and, in connection with the acquisition of the product lines from SBC, Ales acquired all of SBC's rights in and to the

Signature Solutions(R) mark and the Signature Beauty Care(R), Giraffe(R), Groomer's Secret(R), Lip Set(R) and Salon Essence(R) trademarks. However, there can be no assurance that these marks do not or will not violate the proprietary rights of others, that such marks would be upheld if challenged or that the Company would not be prevented from using its trademarks. The Company has also applied to the Trademark Office for the registration of the trademarks Loud Music(TM), Ghoul Tools(TM) and Signature Solutions(R), the trademarks under which the Company sells certain proprietary cosmetics products. There can be no assurance that registration of such trademarks will be granted by the Trademark Office. In addition, the Company has also applied to the Trademark Office to register certain other trademarks which it intends to use in the future in connection with its own proprietary brand name products, and intends to register other brand names chosen by the Company for its own line of products. However, there can be no assurance that the Company will be able to register any such marks.

         Pursuant to the Company's agreement with VCP, the Company has been granted a license to use the designs, trademarks, service marks, logos, visual representations, characters and characterizations of the television series Clueless(R) in connection with the manufacture and distribution in the United States of a Clueless(R) line of cosmetics (including, among others, nail care products, lip stick products, cologne fragrances, mass market gift sets, signature gift sets and children's gift sets). In addition, pursuant to the Company's agreement with BAHI, the Company has been granted the exclusive right to use the trademark "Jabot(R)" in connection with the production, marketing and distribution of certain cosmetic and fragrance items (including, without limitation, perfumes, colognes, toilet water, talcum powder, bath gels and personal deodorants) in the United States and Canada, and has also been granted the exclusive right to use the trademark "Jabot for the Young and the Restless Generation(R)" in connection with the marketing and distribution of such items in Canada.

Personnel

         The Company currently employs 18 full-time salaried employees and approximately 45 hourly employees (the exact number of which fluctuates from time to time based on the Company's needs). The terms of employment of the Company's hourly employees are governed by a collective bargaining agreement which commenced on September 1, 1997 and continues for a term of five years. Management believes that its employee relations are good.

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


Item 2.  Description of Property.

         The Company's principal executive offices are located at 495 River Street, Paterson, New Jersey, 07524. Such premises include approximately 50,500 square feet of office and warehouse space. The lease is for a period of five years commencing April 1, 1997, at a monthly rent (including tax) of $13,120 in the first two years, $20,666 in the third year and $24,833 in the fourth and fifth years. In addition, in connection with such lease, the Company purchased certain machinery and equipment from the lessor at a cost of $110,000. The Company is also obligated to reimburse the lessor in the third, fourth and fifth years of the lease for the Company's proportionate share of any increases in real estate taxes and assessments over the amount of such taxes and assessments during calendar year 1997.

         The Company also leases approximately 10,000 square feet of storage space in Middletown, New York from LPD Packaging, Inc., one of the contract manufacturers of certain of the Company's beauty aid and cosmetic products, which space the Company uses to warehouse materials and finished products. Pursuant to the Company's written agreement with such lessor, the Company leased such space during 1997 at an annual rent of $35,000 and will lease the space during 1998 at the same rate. The Company also leases public warehouse space from time to time on an as-needed basis for the storage of inventory.

         The Company believes that the space afforded by its properties is adequate for the current needs of its business.


Item 3.  Legal Proceedings.

         Except for proceedings in the normal course of business, the Company is not a party to or involved in any pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         A.       Market Information.

         The shares of Common Stock of the Company commenced trading on the Nasdaq Small Capitalization Market under the symbol "SELB" on July 13, 1995. The range of high and low reported closing sales prices for the Common Stock as reported by Nasdaq during the fiscal years ended December 31, 1996 and 1997 were as follows:


                                                          High         Low
                                                          ----         ---
Fiscal Year 1996(1)

Quarter Ended:

         March 31, 1996.......................           $5.375       $4.50

         June 30, 1996........................           $8.250       $6.00

         September 30, 1996...................           $7.750       $5.625

         December 31, 1996....................           $7.625       $5.125


Fiscal Year 1997

Quarter Ended:

         March 31, 1997.......................           $6.75        $5.25

         June 30, 1997........................           $5.50        $1.25

         September 30, 1997...................           $2.75        $1.00

         December 31, 1997....................           $2.50        $0.75

-------------------
    (1) All share prices prior to February 29, 1996 have been adjusted to give effect to a three-for-one stock split which was effected by the Company in the form of a share distribution on February 29, 1996 (the "Share Distribution"). Pursuant to the Share Distribution, each holder of record of Common Stock on February 2, 1996 received two additional shares of Common Stock for each share held on such date.


         The prices set forth above reflect inter dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         B.       Holders.

         On March 24, 1998, as reported by the Company's transfer agent, shares of Common Stock were held by 42 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

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

Results of Operations

Fiscal Year 1997 Compared to Fiscal Year 1996

         Net sales for the year ended December 31, 1997 were $17,283,523 compared to $13,318,088 for the fiscal year ended December 31, 1996, representing an increase of approximately 30%. This increase in net sales resulted from increases in sales of the Company's own proprietary brand name line of beauty aids and cosmetics, increases in sales of merchandise acquired in connection with the Company's opportunistic purchasing business, and the introduction of a new line of cosmetics pursuant to the Company's arrangement with ACI, which line is being sold through the electronic media.

         Commission income decreased for the fiscal year ended December 31, 1997 to $90,518 from $204,658 for the comparable period in 1996. This decrease in commission income reflects the Company's emphasis on selling its own proprietary products rather than acting as an agent for the sale of other companies' products.

         Cost of sales increased from $10,601,237 in 1996 to $12,988,952 in 1997. However, the cost of goods sold as a percentage of net sales decreased from 79.6% in 1996 to 75.2% in 1997. This decrease is due primarily to higher profit margins generated by sales of the Company's own proprietary brand name line of cosmetics and reflects the fact that, in 1996, the cost of goods sold was adversely affected by a theft of inventory which was uncovered by the Company in the fourth quarter of 1996 and which management believes was in the amount of approximately $103,000.

         Selling, general and administrative ("SG&A") expenses increased by $1,551,560 from $2,631,839 in 1996 to $4,183,399 in 1997. Generally, the
principal components of the Company's SG&A expenses are payroll, rent, commission, royalties, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses. The increase in SG&A expenses resulted primarily from (i) increased costs incurred by the Company in connection with the Company's having hired outside sales representatives and, in connection therewith, having incurred commission expenses of approximately $200,000 in 1997 as compared to approximately $75,000 in 1996, (ii) the sale of product lines on which it incurred royalty expenses of approximately $308,000 in 1997 as compared to $32,000 in 1996, (iii) other SG&A costs associated with the line of cosmetics being sold pursuant to the ACI agreement of approximately $190,000, (iv) the Company's having increased its staffing to perform the selling, distribution and other functions related to existing and new product lines at a cost of approximately $353,000 and (v) the Company's having increased its selling, travel, development and advertising expenses for existing and new product lines by approximately $306,000 from the 1996 amount. In addition, the Company moved its operations to a new and larger facility in 1997 to support current and planned increases in sales levels and, as a result, occupancy costs increased by $76,000 from the 1996 amount.

         As a result of the increase in the cost of sales and the increase in SG&A expenses, total operating expenses increased from $13,233,076 in 1996 to $17,172,351 in 1997. As a result of these increased operating expenses, operating income decreased from approximately $290,000 in 1996 to $202,000 in 1997.


         The Company's net interest costs increased from $16,475 in 1996 to $149,278 in 1997 primarily as a result of additional borrowings under the Company's revolving line of credit and the new term loan.

         The Company's provision for income taxes decreased from approximately $118,000 in 1996 to approximately $24,000 in 1997 resulting from the overall reduction in income.

         As a result of the above, the Company's net income decreased by approximately $130,000 from approximately $158,000 in 1996 to $28,000 in 1997.

         Although the Company has historically incurred operating losses in the fourth quarter of each fiscal year, the 1997 fourth quarter loss was accentuated by the fact that a significant amount of sales involved either promotional items which have lower profit margins or items subject to royalties. In addition, the Company has built up its infrastructure, as detailed above, to support anticipated sales growth in 1998, although there can be no assurance that such anticipated growth will occur. Finally, the Company's earnings were adversely affected in the fourth quarter by the financing costs incurred in connection with the Company's having secured additional financing arrangements in the latter portion of 1997.

         The acquisition of the product lines from SBC in October 1997 did not have a material impact on the Company's 1997 results of operations.

Liquidity and Capital Resources

         During 1997, an aggregate of 444,250 shares of Common Stock were issued by the Company upon the exercise of warrants and options, resulting in net proceeds to the Company of $735,789. In addition, during 1997, the Company borrowed an additional $1,100,000 under its revolving line of credit described below. The proceeds resulting from the option and warrant exercises and the additional borrowings were used by the Company primarily for the purchase of additional inventory, consisting primarily of the Company's proprietary brand name lines of beauty aids and cosmetics.

         At December 31, 1997, the Company had working capital of $7,107,954 and cash and cash equivalents in the amount of $249,688. The Company's principal cash requirement is for the acquisition of inventory. In 1997, the Company increased the amount of its inventory by approximately $2,100,000 to approximately $5,814,000 at December 31, 1997. A portion of this increase was financed by increased borrowings under the Company's revolving credit arrangement and term loan described below.

         On November 6, 1995, the Company entered into a Loan and Security Agreement (the "Original Loan Agreement") with Summit Bank (formerly known as United Jersey Bank) (the "Lender") pursuant to which it obtained a revolving line of credit for general working capital purposes in an aggregate principal amount of up to $2,000,000, subject to a borrowing base limitation. The line of credit bore interest at fluctuating rates per annum based on the "Prevailing

Base Rate" (as defined in the Original Loan Agreement) of the Lender. The Loan Agreement terminated on July 31, 1997 and, subsequent thereto, the Company borrowed funds from the Lender pursuant to an informal, non-binding arrangement on the same terms as the Original Loan Agreement. The Company and the Lender reinstated the Original Loan Agreement on September 22, 1997. As of September 30, 1997, the Company had outstanding $2,000,000 under this line of credit. Any funds borrowed by the Company were secured primarily by the inventory and receivables of the Company.

         On October 22, 1997, the Company and Ales entered into a new Loan and Security Agreement with the Lender (the "Current Loan Agreement"). The Current Loan Agreement provides for the continuation through May 31, 1998 of the Company's existing line of credit arrangement providing for borrowings of up to the lesser of $2,000,000 or prescribed levels of eligible accounts receivable and inventories on substantially the same terms as under the Original Loan Agreement. As of December 31, 1997 and March 26, 1998, the Company had outstanding $1,400,000 and $1,700,000, respectively, under this line of credit. Although the Company is currently in discussions to extend the maturity of, and increase the amount available under its line of credit arrangement, there can be no assurance that such renewal and amendment will be consummated or, if consummated, as to the timing or terms thereof.

         Pursuant to the Current Loan Agreement, the Company and Ales also obtained from the Lender a three-year, $1 million term loan to finance the acquisition by Ales of certain assets from SBC, a manufacturer of cosmetics, skin care and treatment products. The term loan bears interest at the "Prevailing Base Rate" plus .25%, and the outstanding principal amount of the loan is payable in installments, with $150,000 payable on each of August 31, 1998 and 1999 and the balance payable on

August 31, 2000. In connection with the acquisition, which was consummated on October 23, 1997, Ales acquired, for approximately $670,000, inventory and certain other assets, as well as trademarks and trade names including Signature Solutions(TM) and Signature Beauty Care(R). The balance of the proceeds from the term loan were used for working capital purposes.

         On September 26, 1997, in connection with the relocation of its office and warehouse facilities to Paterson, New Jersey, the Company borrowed $100,000 from the Paterson Restoration Corporation. The loan, which bears interest at 6% per annum, provides for monthly payments of principal and interest in the amount of $1,461 through October 1, 2004 and is secured by a second priority lien on all new machinery and equipment purchased by the Company. The proceeds of the loan are to be used for the purchase of fixed assets.

         The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Current Loan Agreement, which expires on May 31, 1998, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's long-term liquidity and on the proposed business expansion plans of the Company.

         The Company recognizes the need to assure that its operations will not be adversely impacted by Year 2000 software failures. The impact on operations is currently being evaluated. In 1998, management will begin to identify the revisions, if any, needed to be made to ensure that the Company will be able to process information beyond 1999 without disruption. Software revisions are expected to be performed by Company employees and the total estimated cost for achieving Year 2000 compliance is not anticipated to be material to its financial position or results of operations.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On December 16, 1997, the Company dismissed Goldstein Golub Kessler & Company, P.C. (the "Former Accountant") as the Company's independent accountants. The reports of the Former Accountant on the Company's financial statements for the fiscal years ended December 31, 1995 and 1996 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Company's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. There were no disagreements with the Former

Accountant for the fiscal years ended December 31, 1995 and 1996 or for the interim periods subsequent to December 31, 1996 through the date of the Former Accountant's dismissal, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused them to make reference thereto in their reports on the financial statements for such years. No events of the kind set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the fiscal years ended December 31, 1995 and 1996 or during any of the interim periods subsequent to December 31, 1996 through the date of the Former Accountant's dismissal.

         The Former Accountant furnished the Company with a letter addressed to the Securities and Exchange Commission (the "Commission") stating that it agreed with the above statements. A copy of this letter was included as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on December 22, 1997.

         Effective December 17, 1997, the Company engaged J.H. Cohn LLP (the "New Accountant") as its new independent accountants. During the fiscal years ended December 31, 1995 and 1996 and the interim periods subsequent to December 31, 1996 through the date of the New Accountant's engagement, the Company did not (i) consult with the New Accountant on the application of accounting principles to a specified transaction, either completed or proposed, (ii) consult with the New Accountant on the type of audit opinion that might be rendered on the Company's financial statements or (iii) receive either written or oral advice from the New Accountant that was an important factor in reaching a decision as to an accounting, auditing or financial reporting issue.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         See the section captioned "Election of Directors" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 27, 1998, which section is incorporated herein by reference.


Item 10. Executive Compensation

         See the section captioned "Executive Compensation" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 27, 1998, which section is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         (a)  Security Ownership of Certain Beneficial Owners

         See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 27, 1998, which section is incorporated herein by reference.

         (b)  Security Ownership of Directors and Officers


         See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 27, 1998, which section is incorporated herein by reference.

         (c)  Changes in Control

         The Company knows of no contractual arrangements which may, at a subsequent date, result in a change of control of the Company.


Item 12.          Certain Relationships and Related Transactions

         See the section captioned "Certain Transactions" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held May 27, 1998, which section is incorporated herein by reference.


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

         10.1 Financial Advisory and Investment Banking Agreement, dated as of July 20, 1995, between the Company and Duke & Co., Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

         10.2 Employment Agreement dated as of June 30, 1995 between the Company and Harold Markowitz (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

         10.3 Employment Agreement dated as of June 30, 1995 between the Company and Paul Sharp (incorporated by reference to Exhibit
                  10.8 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

         10.4 Employment Agreement dated as of June 30, 1995 between the Company and Jan Mirsky (incorporated by reference to Exhibit
                  10.9 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

         10.5 Employment Agreement dated as of June 30, 1995 between the Company and Jorge Lazaro (incorporated by reference to Exhibit
                  10.10 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

         10.6 Employment Agreement dated as of September 27, 1995 between the Company and Jack Koegel (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

         10.7 Subscription Agreement executed May 19, 1995 by Wellington Corporation N.V. (incorporated by reference to Exhibit 10.20 to Amendment No. 2).

         10.8 Agreement dated as of July 8, 1995 between Larry H. Pallini and the Company (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

         10.9 Contribution Agreement dated as of July 13, 1996 by and among the Company and Harold Markowitz, Paul Sharp and Jorge Lazaro (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995).

         10.10 Debt Conversion Agreement dated as of July 13, 1995 by and among the Company, Harold Markowitz, Paul Sharp and Jorge Lazaro (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995).

         10.11 Trademark License Agreement dated January 28, 1997 between Bell Abbott Haussmann Inc. and the Company (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

         10.12 Letter Agreement between the Company and LPD Packaging, Inc (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

         10.13 Merchandising License Agreement dated as of October 16, 1996 between Viacom Consumer Products, Inc. and the Company (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

         10.14 Lease dated as of February 5, 1997 between Bascom Corp. and the Company (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

         10.15 Shareholders Agreement dated June 26, 1996 among Sel-Leb Marketing, Inc., B.B. Associates, LLC, Seth Markowitz and Beau Brummel Sel-Leb Marketing, Inc. (incorporated by reference to
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

         10.16 Agreement dated as of January 2, 1997 between QVC, Inc. and Beau Brummel Sel-Leb Marketing, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

         10.17 Product Promotion Agreement dated as of April 1997 between Philbin Enterprises and Beau Brummel Sel-Leb Marketing, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

         10.18 Loan and Security Agreement dated October 22, 1997 between Summit Bank, the Company and Ales (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

         10.19 Environmental Indemnity Agreement dated October 22, 1997 between the Company, Ales and Summit Bank (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

         10.20 Security Agreement dated September 26, 1997 between the Company and Paterson Restoration Corporation (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

         10.21 Stockholder's Agreement between RBCJJ Associates LLC and the Company (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

         10.22 Asset Purchase Agreement dated as of September 15, 1997 between SBC Corporation, Inc. and Ales (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

         10.23 Collective Bargaining Agreement dated September 1, 1997 between Local 300-S Production Service & Sales District Council I.U.C. AFL-CIO and the Company.

         11.1 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

         21       Subsidiaries of the Company.

         23.1     Consent of Goldstein Golub Kessler & Company, P.C.

         23.2     Consent of J.H. Cohn LLP.

         27       Financial Data Schedule.

         (b)  Reports on Form 8-K

                  On December 22, 1997, the Company filed a Current Report on Form 8-K in which the Company disclosed, pursuant to Item 4 thereof, a change in its certifying accountant.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEL-LEB MARKETING, INC.
                                          (Registrant)


                                          By:  /s/ Harold Markowitz
                                             -------------------------
                                             Harold Markowitz
                                             Chairman of the Board

                                           Date:  March 31, 1998

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                       Title                           Date
            ----                       -----                           ----

 /s/ Harold Markowitz      Chairman of the Board and Director     March 31, 1998
-------------------------
  Harold Markowitz



 /s/ Paul Sharp            President, Chief Executive Officer     March 31, 1998
-------------------------  and Director
  Paul Sharp               (principal executive officer)



 /s/ Jan S. Mirsky         Executive Vice President - Finance,    March 31, 1998
-------------------------  Chief Operating Officer and Director
  Jan S. Mirsky            (principal financial and accounting
                           officer)


 /s/ Jack Koegel           Vice Chairman of the Board and         March 31, 1998
-------------------------  Director
  Jack Koegel


 /s/ Jorge Lazaro          Executive Vice President, Secretary    March 31, 1998
-------------------------  and Director
  Jorge Lazaro

 /s/ Stanley R. Goodman    Director                               March 31, 1998
-------------------------
  Stanley R. Goodman



 /s/ Edward C. Ross        Director                               March 31, 1998
-------------------------
  Edward C. Ross



 /s/ L. Douglas Bailey     Director                               March 31, 1998
-------------------------
  L. Douglas Bailey

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY
                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                  F-2

Independent Auditor's Report                              F-3

Consolidated Financial Statements:

   Balance Sheet                                          F-4
   Statements of Income                                   F-5
   Statements of Stockholders' Equity                     F-6
   Statements of Cash Flows                               F-7
   Notes to Financial Statements                   F-8 - F-18

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Sel-Leb Marketing, Inc.

We have audited the accompanying consolidated balance sheet of SEL-LEB MARKETING, INC. AND SUBSIDIARY as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sel-Leb Marketing, Inc. and Subsidiary as of December 31, 1997, and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 1 that were applied to restate basic and diluted earnings per share in the 1996 consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. In our opinion, such adjustments are appropriate and have been properly applied.

J.H. COHN LLP

Roseland, New Jersey
March 24, 1998

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Sel-Leb Marketing, Inc.

We have audited the accompanying statements of income, stockholders' equity, and cash flows of Sel-Leb Marketing, Inc. for the year ended December 31, 1996 (prior to the effects on such financial statements of the adoption of Statement of Financial Accounting Standards No. 128, "Earning per Share" and the resultant restatement of the Company's earnings per share for the year ended December 31, 1996 as discussed in Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sel-Leb Marketing, Inc. for the year ended December 31, 1996 (prior to the effects on such financial statements of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" and the resultant restatement of the Company's earnings per share for the year ended December 31, 1996 as discussed in Note 1) in conformity with generally accepted accounting principles.

GOLDSTEIN, GOLUB, KESSLER & COMPANY, P.C.
New York, New York

March 23, 1997

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET


December 31, 1997

ASSETS

Current Assets:

  Cash and cash equivalents                                                                          $   249,688
  Accounts receivable, less allowance for doubtful accounts of $202,810                                2,959,996
  Inventory                                                                                            5,814,673
  Due from officer                                                                                        25,136
  Prepaid expenses and other current assets                                                              835,856
  Deferred tax asset, net                                                                                173,655
                                                                                                         -------

          Total current assets                                                                        10,059,004

Property and equipment - at cost, net of accumulated depreciation and
  amortization                                                                                           474,252

Goodwill, net of accumulated amortization of $59,099                                                     321,669

Other assets                                                                                              51,655
                                                                                                         -------
          Total                                                                                      $10,906,580
                                                                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Note payable - bank                                                                                $ 1,400,000
  Current portion of long-term debt                                                                      161,975
  Accounts payable                                                                                     1,159,203
  Accrued expenses and other current liabilities                                                         229,872
                                                                                                         -------
          Total current liabilities                                                                    2,951,050

Long-term debt, net of current portion                                                                   933,642
                                                                                                         -------
          Total liabilities                                                                            3,884,692
                                                                                                      ----------
Commitments and Contingency

Stockholders' Equity:

  Common stock - $.01 par value; authorized 40,000,000 shares, issued and

    outstanding 8,712,727 shares                                                                          87,127
  Additional paid-in capital                                                                           6,363,859
  Retained earnings                                                                                      615,902
  Less receivable in connection with equity transactions                                                (45,000)
                                                                                                        --------

          Total stockholders' equity                                                                   7,021,888
                                                                                                       ---------
          Total Liabilities and Stockholders' Equity                                                 $10,906,580
                                                                                                     ===========
See Notes to Consolidated Financial Statements


                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,                                                                1997                1996

Revenue:
  Net sales                                                                      $17,283,523         $13,318,088
  Commission income                                                                   90,518             204,658
                                                                                      ------             -------

Total revenue                                                                     17,374,041          13,522,746
                                                                                  ----------          ----------

Operating expenses:

  Cost of sales                                                                   12,988,952          10,601,237
  Selling, general and administrative expenses                                     4,183,399           2,631,839
                                                                                   ---------           ---------

Total operating expenses                                                          17,172,351          13,233,076
                                                                                  ----------          ----------

Operating income                                                                     201,690             289,670

Other income (expense):
  Interest expense, net of interest income of $2,136 and $11,755                   (149,278)            (16,475)
  Other                                                                              (1,145)               2,540
                                                                                     -------               -----

Income before income taxes                                                            51,267             275,735

Provision for income taxes                                                            23,623             118,000
                                                                                      ------             -------

Net income                                                                        $   27,644         $   157,735
                                                                                  ==========         ===========

Net earnings per share - basic                                                    $        -         $       .02
                                                                                  ==========         ===========

Net earnings per share - diluted                                                  $        -         $       .01
                                                                                  ==========         ===========

See Notes to Consolidated Financial Statements

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 1997 and 1996

                                                                                                       Receivable
                                                                           Additional                 in Connection
                                                     Common Stock           Paid-In       Retained     with Equity    Stockholders'
                                             Shares               Amount    Capital       Earnings     Transactions       Equity
                                             ------               ------    -------       --------     ------------       ------

Balance at January 1, 1996 (A)                 7,440,000        $74,400    $4,136,563     $430,523                     $4,641,486
Net proceeds from exercise of warrants           813,477          8,135     1,424,198                 $(60,000)         1,372,333
Proceeds from exercise of stock options           15,000            150        24,850                                      25,000
Discounts on loans payable to stockholders                                     46,901                                      46,901
Net income                                                                                 157,735                        157,735
                                               ---------       ---------    ---------     --------     -------         ----------

Balance at December 31, 1996                   8,268,477         82,685     5,632,512      588,258     (60,000)         6,243,455
Net proceeds from exercise of warrants           293,250          2,932       435,546                                     438,478
Net proceeds from exercise of stock options      151,000          1,510       295,801                                     297,311
Payment of receivables in connection with
  equity transactions                                                                                   15,000             15,000
Net income                                                                                  27,644                         27,644
                                               ---------       ---------    ---------     --------     -------         ----------
Balance at December 31, 1997                   8,712,727        $87,127    $6,363,859     $615,902    $(45,000)        $7,021,888
                                               =========       ========    ==========     ========     =======         ==========



(A)  Reflects a 3 for 1 stock split in February 1996
See Notes to Consolidated Financial Statements

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                                  1997             1996
                                                                                          ----             ----
Operating activities:

  Net income                                                                     $      27,644    $     157,735
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                      230,023          136,128
    Deferred income tax benefit                                                        (78,655)         (43,000)
    Allowance for doubtful accounts                                                    229,000          175,000
    Changes in operating assets and liabilitites:

      Accounts receivable                                                               58,816       (1,246,999)
      Inventory                                                                     (1,498,549)      (1,276,038)
      Prepaid expenses and other current assets                                       (532,921)          48,760
      Other assets                                                                       8,470          (56,514)
      Accounts payable and accrued expenses                                            (31,534)         479,367
      Due to affiliate                                                                 (64,398)         (53,912)
      Income taxes payable                                                            (186,522)         (83,003)
                                                                                     ---------         --------

          Net cash used in operating activities                                     (1,838,626)      (1,762,476)
                                                                                   -----------      -----------

Investing activities:
  Purchase of property and equipment                                                  (317,630)        (192,916)
  Amounts due from officer                                                                              (23,274)
                                                                                     ---------        ---------
          Net cash used in investing activities                                       (317,630)        (216,190)
                                                                                     ---------        ---------

Financing activities:
  Net proceeds from note payable - bank                                              1,100,000          300,000
  Net proceeds from long-term debt                                                     430,000                -
  Repayment of long-term debt to related parties and others                             (4,383)        (422,099)
  Net proceeds from exercise of warrants                                               438,478        1,372,333
  Proceeds from exercise of stock options                                              297,311           25,000
  Collection of receivable in connection with sale of warrant                           15,000                -
                                                                                       -------           ------

          Net cash provided by financing activities                                  2,276,406        1,275,234
                                                                                     ---------        ---------

Net increase (decrease) in cash and cash equivalents                                   120,150         (703,432)
Cash and cash equivalents at beginning of year                                         129,538          832,970
                                                                                       -------          -------


Cash and cash equivalents at end of year                                          $    249,688      $   129,538
                                                                                  ============      ===========

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                                                      $    130,544      $    31,357
                                                                                  ============      ===========

    Income taxes                                                                  $    400,714      $   244,003
                                                                                  ============      ===========

Supplemental schedule of noncash investing and financing activities:

In March 1996, the Company received a $46,901 discount on its notes payable to stockholders.


See Notes to Consolidated Financial Statements

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION,                The accompanying consolidated financial
   AND SIGNIFICANT              statements include the accounts of Sel-Leb
   ACCOUNTING                   Marketing, Inc. (a New York corporation) and
   POLICIES:                    Ales Signature, Ltd. ("Ales"), its 90%-owned
                                subsidiary (collectively, the "Company"). The
                                Company is primarily engaged in the
                                manufacturing, distribution and marketing of cosmetics and consumer products through mass merchandisers, discount chain stores and food, drug and electronic retailers. Ales was formed in September 1997 and commenced operations on October 23, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                Inventory, consisting primarily of finished goods, is stated at the lower of cost, determined by the first-in, first-out method, or market.

                                Property and equipment is stated at cost.
                                Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided for over the term of the lease.

                                Sales revenue is recognized upon the shipment of the related product.

                                Commission income is recognized upon the sale of the related product.

                                Product development costs are expensed as incurred. Such costs amounted to approximately $69,000 and $134,000 for 1997 and 1996, respectively.


                                Advertising costs are charged to operations when incurred. Advertising costs amounted to approximately $228,000 and $27,000 in 1997 and 1996, respectively.

                                The Company considers all highly liquid
                                investments with a maturity of three months or less when acquired to be cash equivalents. At December 31, 1997, the Company maintained its cash and cash equivalents primarily in money market accounts with high quality financial institutions. At times, such investments may exceed federally insured limits. Management does not believe that significant credit risk exists at December 31, 1997.

                                In the opinion of management, the fair values of cash and cash equivalents and the amount due from officer approximate the carrying amounts due to their short-term nature.

                                In accordance with the provisions of
                                Accounting Principles Board Opinion No. 25,
                                Accounting for Stock Issued to Employees, the Company will recognize compensation costs as a result of the issuance of stock options based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                expense as a result of any grants of stock options at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, of net income or loss as if a fair value based method of accounting for stock options had been applied if such amounts differ materially from the historical amounts.

                                The Company records the excess of cost over the fair value of net assets acquired as goodwill and amortizes it using the straight-line method over periods not exceeding 10 years. The Company continually reviews goodwill to evaluate whether changes have occurred that would suggest goodwill may be impaired based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period. If this review indicates that the remaining estimated useful life of goodwill requires revision or that the goodwill is not recoverable, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows on a discounted basis.

                                Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earning Per Share, which establishes the new standard for computation and presentation of net earnings per share. Under the new requirements both basic and diluted net earnings per share are presented. All prior period net earnings per share information has been restated. Prior to the adoption of Statement 128, the Company presented primary and, if appropriate, fully diluted earnings per share. Primary and fully diluted earnings per share were calculated by dividing net income by the weighted average number of common shares outstanding plus the additional common shares that would have been outstanding assuming all potentially dilutive common shares were issued during the reporting period and the treasury stock method had been applied. The Company reported primary earnings per share of $.02 in 1996; it was not required to present fully diluted earnings per share.

                                Basic net earnings per common share is
                                calculated by dividing net income, less
                                dividends on preferred shares, if any, by the weighted average common shares outstanding during the period.

                                The calculation of diluted net earnings per share is similar to that of basic net earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon exercise of stock options and warrants under the treasury stock method, were issued at the beginning of the reporting period.


                                In June 1997, the Financial Accounting
                                Standards Board (the "FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fis-

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                cal years beginning after December 15, 1997.
                                The Company does not expect to be
                                significantly impacted by the adoption of Statement 130.

                                In June 1997, the FASB issued Statement of
                                Financial Accounting Standards No. 131,
                                Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but anticipates that the adoption of this Statement will increase the number of reported segments.

2.  ACQUISITION:                During September 1997, the Company and an
                                unrelated third party formed Ales for the purpose of acquiring the line of cosmetics and other beauty products from SBC
                                Corporation, Inc. ("SBC") that manufactures mid-priced cosmetic, skin care and treatment products. The Company received a 90% equity interest in Ales and the third party received the remaining 10% equity interest. The
                                Company acquired the beauty products line on October 23, 1997 for $670,000, which was paid in cash and funded by a portion of the proceeds of the Company's term loan (see Note
                                6) transferred directly to the seller
                                (accordingly, the payment is not reflected in the accompanying 1997 consolidated statement of cash flows).

                                The acquisition was accounted for as a
                                purchase and, accordingly, the results of operations of the acquired product line have been included in the accompanying 1997
                                consolidated statement of operations from the date of acquisition. Costs of acquisition of approximately $570,000 and $100,000 were allocated to inventories and goodwill, respectively. Unaudited pro forma information giving effect to the acquisition, as if the acquisition took place on January 1, 1996, follows:

                                                                       1997                 1996
                                                                       ----                 ----

                                Revenue                             $17,936,552           $14,085,257
                                Net income                              135,825               287,551
                                Net earnings per share - basic              .02                   .04
                                Net earnings per share - diluted         -                        .02

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND          Property and equipment consists of the following:
   EQUIPMENT:

                                                                                                   Estimated
                                                                                                  Useful Life
                                                                                                  -----------
                                Machinery and equipment                              $386,913     5 to 7 years
                                Display fixtures                                      303,648     2 to 3 years
                                Computer equipment                                     84,013     3 to 5 years
                                Leasehold improvements                                 51,141         10 years
                                                                                     --------
                                                                                      825,715
                                Less accumulated depreciation and
                                    amortization                                      351,463
                                                                                     --------
                                Total                                                $474,252
                                                                                     ========

                                Depreciation expense aggregated $199,629 and
                                $109,073 in 1997 and 1996, respectively.

4.  COMMITMENTS:                During 1996, the Company entered into a
                                noncancelable operating lease for office and warehouse facilities which commenced on April
                                1, 1997 and expires on March 31, 2002. The lease also requires payments for real estate taxes and other operating costs. The Company leases warehouse and production facilities from one of its contract manufacturers under a noncancelable operating lease which expires on December 31, 1998.

                                The future minimum rental payments under the leases are as follows:

                                Year ending December 31,

                                   1998                            $185,000
                                   1999                             223,500
                                   2000                             285,500
                                   2001                             298,000
                                   2002                              74,500
                                                                   --------
                                           Total                 $1,066,500
                                                                 ==========
                                    F-11

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                Rent expense for 1997 and 1996 amounted to approximately $212,000 and $141,000, respectively.

                                The Company has entered into employment
                                agreements with five officers which expire at various times through July 2000.

                                The aggregate minimum commitment for future salaries is as follows:

                                Year ending December 31,

                                   1998                         $565,000
                                   1999                          375,000
                                   2000                          187,500
                                                                 -------
                                               Total          $1,127,500
                                                              ==========

                                The Company has various promotional and
                                licensing agreements whereby it pays royalty fees to celebrities and/or licensors based upon a percentage of net sales attributable to the celebrities' appearances or sales of the licensor's products. Royalty fees charged to operations amounted to approximately $308,000 and $32,000 for 1997 and 1996, respectively.

                                The Company has a license agreement to sell certain cosmetic products under the licensor's trademark. The agreement expires on October 31, 1999 and the Company has the option to extend the agreement for an additional two years upon the achievement of certain sales volume. The agreement requires the Company to make royalty payments of 10% of licensed sales, as defined. The Company is required to pay a minimum royalty of $225,000 by March 31, 1998, of which approximately $150,000 has been paid as of December 31, 1997, and to commit to minimum advertising expenditures of $50,000 annually through the expiration of the agreement.

5. LINE OF CREDIT:              Note payable - bank consists of
                                outstanding borrowings drawn under a
                                $2,000,000 revolving credit agreement which

                                expires on May 31, 1998. Borrowings under the credit agreement bear interest, payable monthly, at the bank's prevailing base rate (8.5% at December 31, 1997). The loan is collateralized by substantially all of the assets of the Company. In the opinion of management, the fair value of the note payable approximates the carrying amount due to the short-term nature of the instrument.

6. LONG-TERM DEBT:              At December 31, 1997, long-term debt
                                consists of the following loans:


                                Bank term loan (A)                                                    $1,000,000
                                Paterson Restoration Corporation loan (B)                                 95,617
                                                                                                      ----------
                                                                                                       1,095,617
                                Less current portion                                                     161,975
                                                                                                      ----------
                                Long-term debt                                                        $  933,642
                                                                                                      ==========

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (A) The loan agreement requires monthly
                                interest payments at the bank's prevailing base rate plus .25% (an effective rate of 8.75% at December 31, 1997) and a principal payment of $150,000 each August until 2000 when the unpaid balance is due. This loan is secured by substantially all of the assets of the Company.

                                (B) The loan was obtained by the Company in connection with the relocation of its office and warehouse facilities to Paterson, New Jersey and was used for the purchase of fixed assets. The loan bears interest at 6%. The loan is payable in monthly installments of $1,461 for principal and interest through October 1, 2004, at which time the unpaid balance is due. The loan is secured by a second lien on the Company's machinery and equipment.

7.  OPTIONS AND                 The Company has a Stock Option Plan (the
    WARRANTS:                   "Option Plan") in which 1,350,000
                                common shares have been reserved for future issuance. The Option Plan provides for the issuance of incentive stock options and nonincentive stock options for the sale of shares of common stock to employees of the Company at a price not less than the fair market value of the shares on the date of the option grant, provided that the exercise price of any incentive stock option granted to an employee owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares on the date of the incentive stock option grant. The term of each option and the manner of exercise are determined by the board of directors.
                                Employees are fully vested in the options three years after the date of grant and the options are exercisable up to 10 years after the date of the grant.

                                In addition, the Company has a Nonemployee
                                Directors' Stock Option Plan (the "Directors' Plan") in which 300,000 common shares have been reserved for future issuance. The Directors' Plan provides for the sale of shares of common stock to nonemployee
                                directors of the Company at a price not less than the fair market value of the shares on the date of the option grant. The term of each option and the manner of exercise is determined by the board of directors, but in no case can the options be exercisable 10 years beyond the date of grant. Upon election to the board of directors, and after each reelection, each nonemployee director is granted an option to purchase 5,000 common shares exercisable upon the date of grant.

                                A summary of the status of the Company's options as of December 31, 1997 and 1996 and changes during the years then ended is presented below:

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     1997                         1996
                                                                     ----                         ----


                                                                           Weighted-                     Weighted-
                                                             Shares         Average         Shares       Average
                                                               or          Exercise           or         Exercise
                                                             Price           Price          Price         Price
                                                             -----           -----          -----         -----
                                Outstanding at
                                  beginning of year         1,218,500       $2.52         1,114,500       $2.06
                                Granted (A)                   274,500        1.64           169,000        6.00
                                Canceled (A)                 (140,750)       4.60           (50,000)       4.33
                                Exercised                    (151,000)       1.97           (15,000)       1.67
                                                             --------                     ---------

                                Outstanding at
                                  end of year               1,201,250       $2.14         1,218,500       $2.52
                                                            =========       =====         =========       =====

                                Options
                                  exercisable
                                  at year-end                 755,000                       609,500
                                                              =======                       =======

                                Weighted-average
                                  fair value of
                                  options granted
                                  during the year               $1.29                         $2.69
                                                                =====                         =====

                                (A) Includes 84,500 options that were
                                re-priced from $5.63 to $.50 per share in 1997.

                                The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                       Options Outstanding                         Options Exercisable
                                       -------------------                         -------------------
                                                          Weighted-
                                                           Average      Weighted-                   Weighted-
                              Range of                    Remaining      Average                     Average
                              Exercise       Number      Contractual    Exercise       Number        Exercise
                               Prices      Outstanding       Life         Price      Exercisable      Price
                               ------      -----------       ----         -----      -----------      -----

                             $.50 - $1.63    155,500         9.29         $.81          55,875       $.71
                                $1.67        570,750         7.54         1.67         417,750       1.67
                             $1.75 $2.75     398,000         8.07         2.63         249,750       2.70
                             $5.25-$7.00      77,000         8.74         5.86          31,625       5.99
                                           ---------                                   -------
                             $.50 - $7.00  1,201,250         8.02         2.14         755,000       2.12
                             ============  =========         ====         ====         =======       ====


                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                The Company has elected, in accordance with the provisions of Statement 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by Statement 123. Pro forma information as if the Company had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by Statement 123, and the related amounts reported in the accompanying consolidated statements of operations are set forth below:


                                                                                  1997                1996
                                                                                  ----                ----

                             Net income - as reported                          $   27,644         $ 157,735
                             Net loss - pro forma                                (326,181)         (106,211)
                             Basic earnings per share - as reported                     -               .02
                                                                               ==========         =========
                             Diluted earnings per share - as reported                   -               .01
                                                                               ==========         =========
                             Basic earnings (loss) per share - pro
                                forma                                                (.04)             (.01)
                                                                               ==========         =========
                             Diluted earnings (loss) per share - pro
                                forma                                                   -             (.01)
                                                                               ==========         =========

                                The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1997 and 1996: expected volatility of 40.0%, risk-free interest rate of 6.3%, expected lives of five years; and no expected dividends.

                                At December 31, 1997, the Company has
                                outstanding warrants to purchase 5,803,968 shares of the Company's common stock. The warrants are exercisable through March 21, 2000 at exercise prices ranging from $.64 to $2.00.

                                Warrants to purchase 293,250 and 813,477 shares of common stock were exercised and net proceeds to the Company amounted to $438,478 and $1,372,333 in 1997 and 1996, respectively.

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              At December 31, 1997, common stock was
                              reserved for the following reasons:


                              Exercise of stock options               1,201,250
                              Exercise of warrants                    5,803,968
                                                                      ---------
                                  Total                               7,005,218
                                                                      =========

8. INCOME TAXES:              The deferred tax asset is attributable
                              to temporary differences related
                              to the following:

                              Inventory                               $ 105,000
                              Allowance for bad debts                    80,000
                                                                      ---------
                                                                        185,000

                              Other                                     (11,345)
                                                                      ---------
                                   Net deferred tax asset             $ 173,655
                                                                      =========

                              The net provision for income taxes consists of the following provisions (credits):

                                                  1997          1996
                                                  ----          ----
                              Federal:

                                Current         $85,569      $170,000
                                Deferred        (55,155)      (43,000)
                                               --------      --------

                              Totals             30,414       127,000
                                                 ------       -------

                              State:

                                Current          16,709        (9,000)
                                Deferred        (23,500)
                                                -------       -------
                              Totals             (6,791)       (9,000)
                                                -------       -------

                              Totals            $23,623      $118,000
                                                =======      ========

                              The provision for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              1997          1996
                                                                                              ----          ----

                             Tax at federal statutory rate                                     34%           34%
                             Increase (decrease):
                               State income taxes, net of federal income
                                 tax effect                                                    (8)            2
                               Permanent differences                                           37             7
                               Sur-tax exemption and other items                              (18)             -
                                                                                              ---            ---

                             Totals                                                            45%           43%
                                                                                               ===           ===

9.  SIGNIFICANT               During 1997, approximately 33% and 9% of the
    CUSTOMERS:                Company's sales were to two customers. During
                              1996, approximately 36% and 10% of the
                              Company's sales were to two customers. As of December 31, 1997, approximately 33% of accounts receivable are due from one customer.

10. LITIGATION:               The Company is involved in various
                              claims and lawsuits incidental to its business.
                              Management believes that the probable
                              resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

11. EARNINGS PER              The following table summarizes the
    SHARE:                    calculation of basic and diluted net earnings
                              per common share for 1997 and 1996:


                                                                                         1997             1996
                                                                                         ----             ----
                              Numerator:

                              Net income                                                 $27,644        $157,735
                                                                                         =======        ========
                              Denominators:


                              Weighted-average shares for basic net
                                earnings per share                                     8,667,983       7,659,359

                              Plus effect of diluted securities -
                                stock options and warrants                                             4,617,251
                                                                                      ----------      ----------
                              Weighted average shares
                                outstanding for diluted net earnings
                                per share                                              8,667,983      12,276,610
                                                                                      ==========      ==========

                              Net earnings per share - basic                          $       -       $      .02
                                                                                      ==========      ==========

                              Net earnings per share - diluted                        $       -       $      .01
                                                                                      ==========      ==========

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              At December 31, 1997 and 1996, there were
                              7,005,218 and 7,315,712 shares, respectively, of common stock issuable upon exercise of stock options and warrants excluded for the calculation of the effects of dilutive securities under the treasury stock method because the exercise prices of the options were greater than the average market value of the common shares.

                                    * * *