Form 10QSB
period 1998-03-31
SEL-LEB MARKETING INC
filed 1998-05-15
CIK 934853

                     U.S. Securities and Exchange Commission
                              Washington, D.C 20549

                                   Form 10-QSB

(Mark One)

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1998

      [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             EXCHANGE ACT

      For the transition period from ....................to ...................
                         Commission file number 1-13856

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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,712,727 shares of common stock as of May 13, 1998.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                       Page No.

Part I   Consolidated Financial Information

         Item 1.    Financial Statements

                    Balance sheet at  March 31, 1998 (Unaudited)        1

                    Balance sheet at December 31, 1997                  2

                    Statements of Operations for the three months
                    ended March 31, 1998 and 1997 (Unaudited)           3

                    Statement of Stockholders' Equity for the three
                    months ended  March 31, 1998 (Unaudited)            4

                    Statements of Cash Flows for the three months
                    ended March 31, 1998 and 1997 (Unaudited)           5

                    Notes to Financial Statements                       6 - 8

         Item 2.    Management's Discussion and Analysis or Plan
                    of Operation                                        9- 12

Part II  Other Information

         Item 6.    Exhibits and Reports on Form 8-K                    13

                    Signatures                                          13

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 1998

                                     ASSETS

Current Assets:

Cash and cash equivalents                                           $    49,850
Accounts receivable, less allowance for doubtful accounts
  of $191,578                                                         3,824,140
Inventory                                                             5,407,985
Due from officer                                                         25,136
Prepaid expenses and other current assets                               999,183
Deferred tax asset, net                                                 173,655
                                                                     ----------

   Total current assets                                              10,479,949

Property and equipment - at cost, net of accumulated
  depreciation and amortization                                         659,165
Goodwill, net of accumulated amortization of $66,180                    312,088
Other assets                                                             57,849
                                                                     ----------

   Total                                                            $11,509,051
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Note payable - bank                                                 $ 1,700,000
Current portion of long-term debt                                       161,975
Accounts payable (includes cash overdraft of $112,244)                1,613,423
Accrued expenses and other current liabilities                          243,440
                                                                     ----------

   Total current liabilities                                          3,718,838

Long-term debt, net of current portion                                  933,196
                                                                     ----------

Total liabilities                                                     4,652,034
                                                                     ----------

Minority interest                                                        10,816
                                                                     ----------


Commitments and contingencies

Stockholders' Equity:

Common stock - $.01 par value;
  authorized 40,000,000 shares, issued
  and outstanding 8,712,727 shares                                       87,127
Additional paid-in capital                                            6,363,859
Retained earnings                                                       440,215
Less receivable in connection with equity transactions                 (45,000)
                                                                     ----------

Total stockholders' equity                                            6,846,201
                                                                     ----------

   Total                                                            $11,509,051
                                                                    ===========
                 See Notes to Consolidated Financial Statements

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET (AUDITED)
                                DECEMBER 31, 1997

                                     ASSETS

Current Assets:

  Cash and cash equivalents                                          $  249,688
  Accounts receivable, less allowance for doubtful
    accounts of $202,810                                              2,959,996
  Inventory                                                           5,814,673
  Due from officer                                                       25,136
  Prepaid expenses and other current assets                             835,856
  Deferred tax asset, net                                               173,655
                                                                     ----------

    Total current assets                                             10,059,004

Property and equipment - at cost, net of accumulated
  depreciation and amortization                                         474,252
Goodwill, net of accumulated amortization of $59,099                    321,669
Other assets                                                             51,655
                                                                     ----------

     Total                                                          $10,906,580
                                                                     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Note payable - bank                                                  $1,400,000
Current portion of long-term debt                                       161,975
Accounts payable                                                      1,159,203
Accrued expenses and other liabilities                                  229,872
                                                                     ----------

    Total current liabilities                                         2,951,050


Long-term debt, net of current portion                                  933,642
                                                                        -------

    Total liabilities                                                 3,884,692
                                                                      ---------

Commitments and contingencies

Stockholders' Equity:

  Common stock - $.01 par value;
    authorized 40,000,000 shares, issued
    and outstanding 8,712,727 shares                                     87,127
  Additional paid-in capital                                          6,363,859
  Retained earnings                                                     615,902
  Less receivable in connection with equity transactions               (45,000)
                                                                       --------

    Total stockholders' equity                                        7,021,888
                                                                      ---------

    Total                                                           $10,906,580
                                                                    ===========

                 See Notes to Consolidated Financial Statements

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                          ------------------
                                                                                     MARCH 31,              MARCH 31,
                                                                                       1998                    1997
                                                                                       ----                    ----
Revenue:

  Net sales                                                                         $4,019,008              $4,198,790
                                                                                    ----------              ----------
Operating expenses:

  Cost of sales                                                                      2,938,416               2,917,837
  Selling, general and administrative expenses                                       1,374,844               1,005,751
                                                                                    ----------               ---------
    Total operating expenses                                                         4,313,260               3,923,588
                                                                                    ----------               ---------
Operating income (loss)                                                               (294,252)                275,202

Other income (expense):
  Interest expense, net of interest income of $4,519 and $727                          (52,209)                (12,713)
  Other                                                                                      -                   1,259
                                                                                    ----------               ---------
Income (loss) before unusual item, minority interest and
  provision (credit) for income taxes                                                 (346,461)                263,748

Unusual item-gain on sale of portion of minority
  interest in subsidiary                                                                75,729                      -
                                                                                    ----------               ---------

Income (loss) before minority interest and provision
  (credit) for income taxes                                                           (270,732)               263,748

Minority interest                                                                        2,004                      -
                                                                                    ----------               --------


Income (loss) before provision (credit) for
  income taxes                                                                        (272,736)               263,748

Provision (credit) for income taxes                                                    (97,049)               105,950
                                                                                    ----------               --------

Net income (loss)                                                                    ($175,687)              $157,798
                                                                                    ==========               ========

Net earnings (loss)  per share - basic                                                   $(.02)                  $.02
                                                                                    ==========               ========

Net earnings (loss) per share - diluted                                                  $(.02)                  $.01
                                                                                    ==========               ========


                 See Notes to Consolidated Financial Statements

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 1998


                                                                                               Receivable In
                                                                                                 Connection
                                                             Additional                              With
                                       Common Stock            Paid In          Retained            Equity     Stockholders'
                                   Shares        Amount        Capital          Earrings         Transactions     Equity
                                   ------        ------        -------          --------         ------------     ------
Balance at January 1, 1998         8,712,727     $87,127      $6,363,859        $615,902          ($45,000)     $7,021,888
Net loss                                ----        ---             ---         (175,687)              ---        (175,687)
                                   ---------     -------      ----------        --------          ---------       --------
Balance at March 31, 1998          8,712,727     $87,127      $6,363,859        $440,215          ($45,000)     $6,846,201
                                   =========     =======      ==========        ========          =========     ==========

              See Notes to Consolidated Financial Statements

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                                    ---------
                                                                                           1998                   1997
                                                                                           ----                   ----
Operating activities:

  Net income (loss)                                                                  ($175,687)              $157,798

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                       57,178                 46,045
    Allowance for doubtful accounts                                                     85,000                      -
    Net gain on sale of interest in subsidiary                                         (75,729)                     -
    Minority interest                                                                    2,004                      -
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (949,144)              (757,260)
      Inventories                                                                      406,688               (475,140)
      Prepaid expenses and other current assets                                        (82,190)               (91,073)
      Other assets                                                                      (6,194)               (29,001)
      Accounts payable and accrued expenses                                            471,192                354,197
                                                                                       --------               -------
      Net cash used in operating activities                                           (266,882)              (794,434)
                                                                                      ---------              ---------
Investing activities:
  Purchase of property and equipment                                                  (232,510)               (79,458)
  Due from officer                                                                           -                   (465)
                                                                                     ---------               ---------

     Net cash used in investing activities                                            (232,510)               (79,923)
                                                                                     ---------               --------


Financing activities:
  Proceeds from notes payable to bank                                                  300,000                650,000
  Repayment of long-term debt                                                             (446)                     -
  Net proceeds from exercise of stock warrants                                               -                338,674
  Net proceeds from exercise of stock options                                                -                294,561
  Collection of receivable in connection with sale of warrants                               -                    500
                                                                                     ---------               --------

      Net cash provided by financing activities                                        299,554              1,283,735
                                                                                     ---------               --------

Net increase (decrease) in cash and cash equivalents                                  (199,838)               409,378
Cash and cash equivalents at beginning of period                                       249,688                129,538
                                                                                     ---------               --------
Cash and cash equivalents at end of period                                           $  49,850               $538,916
                                                                                     =========               ========

                 See Notes to Consolidated Financial Statements

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(The information pertaining to the three month periods ended March 31, 1998 and 1997 are unaudited)

1.       Organization and Basis of Presentation:

         The accompanying consolidated financial statements include the accounts of Sel-Leb Marketing, Inc. (a New York corporation) and Ales Signature, Ltd. ("Ales"), its 80%-owned (see Note 5 herein) subsidiary (collectively, the "Company"). The Company is primarily engaged in the manufacturing, distribution and marketing of cosmetics and consumer products through mass merchandisers, discount chain stores and food, drug and electronic retailers. Ales was formed in September 1997 and commenced operations on October 23, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The financial statements of the Company included herein have been prepared pursuant to generally accepted accounting principles and have not been examined by independent public accountants. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the results of operations have been made. Pursuant to Securities and Exchange Commission ("SEC") rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal period. The disclosures contained herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 previously filed with the SEC. The consolidated results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.       Earnings (Loss) per Share

         Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes the new standard for computation and presentation of net earnings per share. Under the new requirements, both basic and diluted net earnings (loss) per share are presented. All prior period net earnings per share information have been restated. Prior to the adoption of Statement 128, the Company presented primary and, if appropriate, fully diluted earnings per share (see Note 1 in the 1997 Form 10-KSB). The Company originally reported primary and fully diluted earnings per share of $.01 for the three months ended March 31, 1997.

         Basic net earnings (loss) per common share is calculated by dividing net income (loss), less dividends on preferred shares, if any, by the weighted average common shares outstanding during the period.

         The calculation of diluted net earnings (loss) per share is similar to that of basic net earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon exercise of stock options and warrants under the treasury stock method, were issued at the beginning of the reporting period.

         The following table summarizes the calculation of basic and diluted earnings (loss) per common share:

                                                  1998              1997
                                                  ----              ----
         Numerator:

           Net income (loss)                 ($175,687)         $157,798
                                             ==========         ========

         Denominator:

           Weighted average shares
           for basic net earnings
           (loss) per share                  8,708,705         7,934,580

           Plus effect of dilutive
           securities, stock options
           and warrants                                        4,228,750
                                             ---------         ---------
         Weighted average shares
           for diluted net earnings
           (loss) per share                  8,708,705        12,163,330
                                             =========        ==========
         Net earnings (loss) per
           share - basic                         ($.02)             $.02
                                                 ======             ====
         Net earnings (loss) per
           share - diluted                       ($.02)             $.01
                                                 ======             ====


3.       Line of Credit:

         Note payable - bank consists of outstanding borrowings drawn under a $2,000,000 revolving credit agreement with Summit Bank (the "Lender"),

         which was subsequently increased to $2,500,000 (see Note 6 herein). The agreement expires on May 31, 1998. Borrowings under the credit agreement bear interest, payable monthly, at the Lender's prevailing base rate (8.5% at March 31, 1998 and December 31, 1997). The loan is collateralized by substantially all of the assets of the Company. In the opinion of management, the fair value of the note payable approximates the carrying amount due to the short-term nature of the instrument.

4.       Long-term Debt:

         At March 31, 1998, long-term debt consisted of the following loans:

          Bank term loan (A)                                       $1,000,000
          Paterson Restoration Corporation loan (B)                    95,171
                                                                   ----------
                                                                    1,095,171
          Less current portion                                        161,975
                                                                   ----------
          Long-term debt                                             $933,196
                                                                   ==========

         (A) The term loan agreement requires monthly interest payments at the Lender's prevailing base rate plus .25% (an effective rate of 8.75% at March 31, 1998 and December 31, 1997) and a principal payment of $150,000 each August 31, until August 31, 2000, when the unpaid balance is due. This loan is secured by substantially all of the assets of the Company.

         (B) The loan was obtained by the Company in connection with the relocation of the Company's office and warehouse facilities to Paterson, New Jersey and was used for the purchase of fixed assets. The loan bears interest at 6% per annum, and provides for monthly payments of principal and interest of $1,461 through October 1, 2004, at which time the unpaid balance is due. The loan is secured by a second lien on all new machinery and equipment purchased by the Company.

5.       Minority Interest in Subsidiary:

         On March 31, 1998, the Company entered into an agreement with the holder of the 10% minority interest in Ales to sell an additional 10% to such holder for a total consideration of $81,137. This amount has been included in other current assets as of March 31, 1998, and is payable in three installments, the final installment of which is due on June 18, 1998. The sale resulted in a gain of $75,729, before giving effect to taxes on such gain, and has been reflected separately as an unusual item in the accompanying consolidated statement of operations for the three months ended March 31, 1998. Upon completion of this sale, the minority stockholder will have a 20% interest in Ales.


6.       Subsequent Events:

         On April 1, 1998, the Company and the Lender entered into an amendment to the Company's revolving line of credit agreement pursuant to which the line of credit available thereunder was increased by $500,000 to $2,500,000. As of May 11, 1998, the Company had $2,200,000 outstanding under this line of credit agreement.

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

Consolidated Results of Operations: Three Month Period Ended March 31, 1998 Compared to the Corresponding Period Ended March 31, 1997

         Net sales for the three months ended March 31, 1998 were $4,019,008 compared to $4,198,790 for the three months ended March 31, 1997, representing a decrease of 4.3%. This decrease in net sales resulted primarily from a decrease in sales of merchandise acquired in connection with the Company's opportunistic purchasing business, partially offset by increases in sales of the Company's cosmetics product lines.

         Cost of sales increased from $2,917,837 for the three month period in 1997 to $2,938,416 for the same period in 1998. The cost of goods sold increased as a percentage of sales from 69.5% in 1997 to 73.1% in 1998, reflecting the Company's efforts to reduce general inventory levels and eliminate merchandise which generates lower margins for the Company. It is management's belief that the continuing reduction of inventory and lower margin merchandise is in the long-term best interests of the Company and will enable the Company to focus on sales of higher margin merchandise.

         Selling, general and administrative ("SG&A") expenses increased from $1,005,751 for the three month period ended March 31, 1997 to $1,374,844 for the comparable period in 1998. Generally, the principal components of the Company's SG&A expenses are payroll, rent, commission, insurance, legal, accounting, and other fees paid to third parties and travel and promotional expenses. The increase in SG&A expenses for the three month period ended March 31, 1998 resulted primarily from expenses incurred in connection with sales of a specialty cosmetics line being marketed and sold through the electronic media pursuant to the Company's agreement with ACI, Inc.. Expenses related to the sale of these products, including royalty, promotional, commission and other expenses, increased to approximately $250,000 in 1998 from approximately
$40,000 in 1997.

         In addition, SG&A expenses were higher in 1998 than 1997 due to (i) the hiring of outside sales representatives and, in connection therewith, the incurrence of commission expenses of approximately $76,000 in 1998 as compared to approximately $39,000 in 1997 (ii) an increase in rent expenses of approximately $30,000 in 1998 as the result of the Company's having moved to its larger facility in April 1997 and (iii) SG&A expenses relating to Ales, which amounted to approximately $32,000.

         As a result of the increase in the cost of sales and the increase in SG&A expenses, total operating expenses increased from $3,923,588 in the three month period ended March 31, 1997 to

$4,313,260 in the three month period ended March 31, 1998. As a result of these increased operating expenses, operating income decreased by $569,454 from income of $275,202 for the period ended March 31, 1997 to a loss of $(294,252) for the comparable period in 1998.

         The Company's net interest costs increased from $13,440 in 1997 to $56,728 in 1998 primarily as a result of additional borrowings under the Company's revolving line of credit and the Company's term loan.

         During the three month period ended March 31, 1998, the Company sold a 10% interest in its subsidiary for $81,137 and recorded a gain of $75,729 on the sale.

         As a result of the Company's having recorded a net operating loss for the three month period ended March 31, 1998 as compared to net operating income for the comparable period in 1997, the Company's provision for income taxes decreased from an expense of $105,950 in 1997 to a benefit of $97,049 in 1998.

         As a result of the above, the Company's net income decreased by $333,485 from income of $157,798 for the three month period ended March 31, 1997 to a loss of $(175,687) for the comparable period in 1998.

         Although the Company has historically reflected a profit in the first quarter of its fiscal year, the 1998 loss was accentuated by the fact that the Company's management has made the decision to reduce inventory of slow moving lower-margin items by selling them at reduced margins and concentrating on the higher margin proprietary lines. The continued sale of lower-margin items could continue to have a negative impact on the Company until such time as sales and gross profit margins increase. In addition, the results for the first quarter of 1998 were also affected by the Company's having built up its infrastructure since the latter part of 1997 in order to support the Company's sales efforts during the balance of 1998.


         The Ales subsidiary, which was acquired in October 1997, contributed net sales and income to the Company of approximately $212,000 and $20,000, respectively, in 1998.

Liquidity and Capital Resources

         At March 31, 1998, the Company had working capital of $6,761,111 and cash and cash equivalents in the amount of $49,850. The Company's principal cash requirements are for the acquisition of inventory and the financing of receivables. Receivables increased from $2,959,996 at December 31, 1997 to $3,824,140 at March 31, 1998, representing an increase of $864,144. A portion of the increase in receivables was financed by increased borrowings under the Company's revolving credit arrangement and term loan described below.

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

         On October 22, 1997, the Company and Ales entered into a new Loan and Security Agreement with the Lender (the "Current Loan Agreement"). The Current Loan Agreement provides for the continuation through May 31, 1998 of the Company's line of credit arrangement and provided for borrowings of up to the lesser of $2,000,000 or prescribed levels of eligible accounts receivable and inventories on substantially the same terms as under the Original Loan Agreement. On April 1, 1998, the Company and the Lender executed a first amendment to the Loan and Security Agreement pursuant to which the line of credit available thereunder was increased to $2,500,000. As of March 31, 1998 and May 11, 1998, the Company had outstanding borrowings of $1,700,000 and $2,200,000, respectively, under this line of credit. Although the Company is currently in discussions to extend the maturity of, and further increase the amount available under, its line of credit arrangement, there can be no assurance that such renewal and amendment will be consummated or, if consummated, as to the timing or terms thereof. In the event the maturity date is not extended beyond May 31, 1998, the entire amount outstanding under the line of credit, together with accrued interest thereon, will become due and payable on such date. In addition, if the Company were to be in default of its obligation to repay such amount on that date, such default would also result in the entire amount of the Company's term loan with the Lender, as described below, becoming due and payable.

         Pursuant to the Current Loan Agreement, the Company and Ales also obtained from the Lender in October 1997 a three-year, $1 million term loan to finance the acquisition by Ales of certain assets from SBC Corporation, Inc. ("SBC"), a manufacturer of cosmetics, skin care and treatment products. The term loan bears interest at the "Prevailing Base Rate" plus .25%, and the outstanding principal amount of the loan is payable in installments, with $150,000 payable on each of August 31, 1998 and 1999 and the balance payable on August 31, 2000. In connection with the acquisition, which was consummated on October 23, 1997, Ales acquired from SBC, for approximately $670,000, inventory and certain other assets, as well as trademarks and trade names including Signature Solutions(TM) and Signature Beauty Care(R). The balance of the proceeds from the term loan were used for working capital purposes.

         On September 26, 1997, in connection with the previous relocation of its office and warehouse facilities to Paterson, New Jersey, the Company borrowed $100,000 from the Paterson Restoration Corporation. The loan, which bears interest at 6% per annum, provides for monthly payments of principal and interest in the amount of $1,461 through October 1, 2004 and is secured by a second priority lien on all new machinery and equipment purchased by the Company. The proceeds of the loan were used for the purchase of fixed assets.

         Assuming that the Company is able to extend the maturity of its current line of credit on terms that are substantially similar to those that are currently in effect, the Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Current Loan Agreement, which expires on May 31, 1998, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that the additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's liquidity and the business plans of the Company.

           The Company recognizes the need to assure that its operations will not be adversely impacted by Year 2000 software failures. The impact on operations is currently being evaluated. In 1998, management will begin to identify the revisions, if any, needed to be made to ensure that the Company will be able to process information beyond 1999 without disruption. Software revisions are expected to be performed principally by Company employees and the total estimated cost for achieving Year 2000 compliance is not anticipated to be material to the Company's financial position or results of operations.

Part II    Other Information

           Item 6          Exhibits and Reports on Form 8-K

           A.     Exhibits

                  10.1 Stock Purchase Agreement dated March 31, 1998 by and between Sel-Leb Marketing, Inc. and RBCJJ Associates, LCC

                  10.2 First Amendment to Loan and Security Agreement dated April 1, 1998 between Sel-Leb Marketing, Inc. and Summit Bank.

                  27.      Financial Data Schedule

           B.     Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the three month period ended March 31, 1998.


                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SEL-LEB MARKETING, INC.

                                       /s/ Jan S. Mirsky
                                       -----------------------------
                                       Jan S. Mirsky
                                       Executive Vice President - Finance
Dated: May 15, 1998                    as both duly authorized officer of the
                                       registrant and as principal financial
                                       officer of registrant.