Form 10QSB
period 1998-06-30
SEL-LEB MARKETING INC
filed 1998-08-14
CIK 934853

                     U.S. Securities and Exchange Commission
                              Washington, D.C 20549

                                   Form 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from ......................to .......................

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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,089,091 shares of common stock as of August 13, 1998.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                                                                                      PAGE
                                                                                      ----
Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at June 30, 1998 (Unaudited)
              and December 31, 1997                                                     2

              Condensed Consolidated Statements of Operations
              Six Months Ended June 30, 1998 and 1997 (Unaudited)                       3

              Condensed Consolidated Statements of Operations
              Three Months Ended June 30, 1998 and 1997 (Unaudited)                     4

              Condensed Consolidated Statement of Changes in Stockholders' Equity
              Six Months Ended June 30, 1998 (Unaudited)                                5

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1998 and 1997 (Unaudited)                       6

              Notes to Condensed Consolidated Financial Statements                     7-10

Item 2.       Management's Discussion and Analysis or Plan of Operation               11-13

Part II - Other Information

Item 4.       Submission of Matters to a Vote of Security Holders                      14

Item 6.       Exhibits and Reports on Form 8-K                                         15

              Signatures                                                               15

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                                  June         December
                      ASSETS                                    30, 1998       31, 1997
                                                                --------       --------
                                                               (Unaudited)     (Note 1)

Current assets:
     Cash and cash equivalents                                $   290,144   $   249,688
     Accounts receivable, less allowance for doubtful
         accounts of $204,960 and $202,810                      3,483,219     2,959,996
     Inventories                                                5,772,527     5,814,673
     Due from officer                                              25,136        25,136
     Deferred tax assets, net                                     173,655       173,655
     Prepaid expenses and other current assets                    985,881       835,856
                                                              -----------   -----------
              Total current assets                             10,730,562    10,059,004
Property and equipment, at cost, net of accumulated
     depreciation and amortization of $468,096 and $351,473       624,333       474,252
Goodwill, net of accumulated amortization of $73,680 and
     $61,599                                                      309,588       321,669
Other assets                                                      103,863        51,655
                                                              -----------   -----------
              Totals                                          $11,768,346   $10,906,580
                                                              ===========   ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank                                     $ 2,000,000    $1,400,000
     Current portion of long-term debt                            161,975       161,975
     Accounts payable                                           1,413,383     1,159,203
     Accrued expenses and other liabilities                       384,563       229,872
                                                              -----------    ----------
              Total current liabilities                         3,959,921     2,951,050
Long-term debt, net of current portion                            928,812       933,642
                                                              -----------    ----------
              Total liabilities                                 4,888,733     3,884,692
                                                              ------------   ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
         authorized in 1998; none issued                            --              --
     Common stock, $.01 par value; 40,000,000 shares
         authorized; 1,089,091 and 8,712,727 shares
         issued and outstanding                                    10,891         87,127
     Additional paid-in capital                                 6,440,095      6,363,859
     Retained earnings                                            473,627        615,902
     Less receivable in connection with equity transactions       (45,000)       (45,000)
                                                              -----------    -----------
              Total stockholders' equity                        6,879,613      7,021,888
                                                              ------------   ------------
              Totals                                          $11,768,346    $10,906,580
                                                              ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                         1998           1997
                                                                     -----------    -----------
Net sales                                                            $ 8,106,332    $ 8,622,406
                                                                     -----------    -----------

Operating expenses:

     Cost of sales                                                     5,694,166      6,111,919
     Selling, general and administrative expenses                      2,609,356      2,225,054
                                                                     -----------    -----------
         Totals                                                        8,303,522      8,336,973
                                                                     -----------    -----------

Operating income (loss)                                                 (197,190)       285,433

Other income (expense):
     Interest expense, net of interest income of $4,519 and $1,926      (118,073)       (32,242)
     Unusual item - gain on sale of portion of minority interest
         in subsidiary                                                    75,729
     Other                                                                 2,409          1,259
                                                                     -----------    -----------
Income (loss) before income taxes                                       (237,125)       254,450

Provision (credit) for income taxes                                      (94,850)        93,019
                                                                     -----------    -----------
Net income (loss)                                                    $  (142,275)   $   161,431
                                                                     ===========    ===========
Basic net earnings (loss) per share                                  $      (.13)   $       .16
                                                                     ===========    ===========
Diluted net earnings per share                                                      $       .11
                                                                                    ===========


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                      1998           1997
                                                                  -----------    -----------
Net sales                                                         $ 4,087,324    $ 4,423,616
                                                                  -----------    -----------
Operating expenses:
     Cost of sales                                                  2,755,750      3,194,082
     Selling, general and administrative expenses                   1,234,512      1,219,303
                                                                  -----------    -----------
         Totals                                                     3,990,262      4,413,385
                                                                  -----------    -----------
Operating income                                                       97,062         10,231

Other income (expense):
     Interest expense, net of interest income of $1,199 in 1997       (65,864)       (19,529)
     Other                                                              4,413
                                                                  -----------    -----------
Income (loss) before income taxes                                      35,611         (9,298)

Provision (credit) for income taxes                                     2,199        (12,931)
                                                                  -----------    -----------

Net income                                                        $    33,412    $     3,633
                                                                  ===========    ===========

Basic net earnings per share                                      $       .03    $      --
                                                                  ===========    ===========



See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998

                                   (Unaudited)

                                                                                       Receivable in
                                                            Additional                   Connection        Total
                                   Common Stock              Paid-in      Retained       with Equity   Stockholders'
                               Shares         Amount         Capital      Earnings      Transactions      Equity
                               ------         ------        ----------    --------     --------------  -------------

Balance, January 1, 1998      8,712,727    $    87,127    $ 6,363,859   $   615,902    $   (45,000)   $ 7,021,888

Effect of 1-for-8 reverse
   split                     (7,623,636)       (76,236)        76,236

Net loss                                                                   (142,275)                     (142,275)
                            -----------    -----------    -----------   -----------    -----------    -----------

Balance, June 30, 1998        1,089,091    $    10,891    $ 6,440,095   $   473,627    $   (45,000)   $ 6,879,613
                            ===========    ===========    ===========   ===========    ===========    ===========



See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (Unaudited)


                                                                           1998           1997
                                                                       -----------    -----------
Operating activities:

     Net income (loss)                                                 $  (142,275)   $   161,431
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
         Depreciation and amortization                                     128,704        100,670
         Allowance for doubtful accounts                                   152,000
         Net gain on sale of interest in subsidiary                        (75,729)
         Changes in operating assets and liabilities:
              Accounts receivable                                         (675,223)      (954,907)
              Inventories                                                   42,146     (1,523,150)
              Prepaid expenses and other current assets                   (150,025)      (250,929)
              Other assets                                                 (52,208)       (46,629)
              Accounts payable, accrued expense and other
                  liabilities                                              403,463      1,304,658
                                                                       -----------    -----------
                      Net cash used in operating activities               (369,147)    (1,208,856)
                                                                       -----------    -----------
Investing activities:
     Purchases of property and equipment                                  (266,704)      (233,838)
     Proceeds from sale of interest in subsidiary                           81,137
     Loans to officer, net                                                                   (522)
                                                                       -----------    -----------
                      Net cash used in investing activities               (185,567)      (234,360)
                                                                       -----------    -----------

Financing activities:

     Proceeds from notes payable to bank                                   600,000        945,000
     Repayments of long-term debt                                           (4,830)
     Net proceeds from exercise of warrants and stock options                             733,039
     Collection of receivable in connection with equity transactions                        7,000
                                                                       -----------    -----------
                      Net cash provided by financing activities            595,170      1,685,039
                                                                       -----------    -----------

Net increase in cash and cash equivalents                                   40,456        241,823

Cash and cash equivalents, beginning of period                             249,688        129,538
                                                                       -----------    -----------
Cash and cash equivalents, end of period                               $   290,144    $   371,361
                                                                       ===========    ===========



See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and basis of presentation:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of June 30, 1998, its results of operations for the six and three months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. Sel-Leb and Ales, which was formed in September 1997 and commenced operations on October 23, 1997, are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 1997 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 1997 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

         The consolidated results of operations for the six and three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Reverse split:

         The numbers of common shares and the per share amounts set forth herein have been retroactively adjusted, where appropriate, for a 1-for-8 reverse split effected on June 19, 1998.

Note 3 - Earnings (loss) per share:

         As explained in Note 1 in the 10-KSB, effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which replaced the presentation of "primary" and "fully-diluted" earnings (loss) per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings
         (loss) per common share.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Earnings (loss) per share (continued):

         Basic net earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net earnings
         (loss) per common share is similar to that of basic net earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options and warrants, were issued during the period.

         The following table summarizes the calculation of basic and diluted earnings (loss) per common share for each period:

                                                   Six Months Ended
                                                       June 30,
                                              --------------------------
                                                  1998           1997
                                              -----------    -----------
Numerator:
     Net income (loss)                        $  (142,275)   $   161,431
                                              ===========    ===========
Denominator:
     Weighted average shares for basic
         net earnings (loss) per share          1,088,927      1,031,168
     Add effect of dilutive securities from
         assumed exercise of stock options
         and warrants                                            506,112
                                              -----------    -----------

Weighted average shares for diluted net
     earnings (loss) per share                  1,088,927      1,537,280
                                              ===========    ===========
Basic net earnings (loss) per share           $      (.13)   $       .16
                                              ===========    ===========
Diluted net earnings (loss) per share                        $       .11
                                                             ===========

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Earnings (loss) per share (continued):

                                                   Six Months Ended
                                                       June 30,
                                              ------------------------
                                                  1998           1997
                                              -----------   ----------
Numerator:
     Net income                               $    33,412   $    3,633
                                              ===========   ==========

Denominator:
     Weighted average shares for basic
         net earnings per share                 1,088,927    1,031,168
     Add effect of dilutive securities from
         assumed exercise of stock options
         and warrants                                          506,112
                                              -----------   ----------

Weighted average shares for diluted net
     earnings per share                         1,088,927    1,537,280
                                              ===========   ==========

Basic net earnings per share                  $       .03   $     --
                                              ===========   ==========
Diluted net earnings per share                $       .03   $     --
                                              ===========   ==========

         The condensed consolidated statement of operations for the six months ended June 30, 1998 only reflects basic net loss per share amounts because the effects of the assumed exercise of outstanding stock options and warrants for that period were anti-dilutive. The condensed consolidated statements of operations for the three months ended June 30, 1998 and 1997 only reflect basic net earnings per share amounts because such amounts are equal to the diluted net earnings per share amounts computed based on the effects of the assumed exercise of outstanding stock options and warrants.

         Prior to the adoption of FAS 128, the Company originally reported primary earnings per share of $.16 and was not required to report fully-diluted earnings per share for the six months ended June 30, 1997. Primary earnings per share originally reported for the three months ended June 30, 1997 was zero.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Line of credit:

         The balance of the note payable to bank of $2,000,000 as of June 30, 1998 arose from borrowings drawn under a $2,500,000 revolving credit agreement with Summit Bank (the "Lender"). The maximum borrowings under the revolving credit agreement had been increased from $2,000,000 on April 1, 1998. Borrowings under the revolving credit agreement bear interest, payable monthly, at the Lender's prevailing base rate (8.5% at June 30, 1998). The loan is collateralized by substantially all of the assets of the Company. In the opinion of management, the fair value of the note payable approximates the carrying amount due to the short-term nature of the instrument. Effective as of July 30, 1998, the expiration date of the revolving credit agreement, which had an original expiration date of May 28, 1998, was further extended to September 30, 1998. As of August 13, 1998, the Company had a balance of $2,200,000 outstanding under this agreement.

Note 5 - Minority interest in subsidiary:

         On March 31, 1998, the Company, which at that date owned a 90%-interest in Ales, entered into an agreement whereby it sold an additional 10% interest to the minority stockholder for a total consideration of $81,137, which was paid in installments prior to June 30, 1998. The sale resulted in a gain of $75,729, before giving effect to any related income tax effects, which has been reflected separately as an unusual item in the accompanying condensed consolidated statement of operations for the six months ended June 30, 1998. As a result of the completion of this sale, the minority stockholder has a 20% interest in Ales, and the Company has an 80% interest in Ales.

Note 6 - Preferred stock and stock options:

         On May 27, 1998, the Company's stockholders approved an amendment to the Company's certificate of incorporation which authorizes the issuance by the Company of up to 10,000,000 shares of preferred stock with a par value of $.01 per share. No shares of preferred stock had been issued by the Company as of June 30, 1998.

         As of December 31, 1997, the Company had options for the purchase of 150,156 shares of common stock outstanding at exercise prices ranging from $4 to $56 per share. During the six months ended June 30, 1998, the Company granted options for the purchase of 11,438 shares of common stock at exercise prices ranging from $2.25 to $5.25 per share.
         No options were exercised during that period and options for the purchase of 16,153 shares were cancelled during that period. As a result, the Company had options for the purchase of 145,441 shares of common stock outstanding as of June 30, 1998 with exercise prices ranging from $2.25 to $56 per share, of which options for the purchase of 109,371 shares with exercise prices ranging from $2.25 to $47.00 per share were exercisable. The Company also had warrants for the purchase of 725,496 shares of common stock outstanding as of June 30, 1998 with exercise prices ranging from $5.12 to $16 per share that are exercisable through March 21, 2000.

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

Consolidated Results of Operations: Three and Six Months Ended June 30, 1998 Compared to the Corresponding Periods Ended June 30, 1997

         Net sales for the three months ended June 30, 1998 were $4,087,324 compared to $4,423,616 for the three months ended June 30, 1997, representing a decrease of 7.6%. For the six month period ended June 30, 1998, net sales were $8,106,332 compared to $8,622,406 for the corresponding period in 1997, representing a decrease of 6.0%. The decrease in net sales for the three months ended June 30, 1998 resulted primarily from the Company's concentrating its sales efforts on product lines involving higher profit margin merchandise rather than on maintaining or increasing its sales volume of lower margin merchandise. As a result of this decrease in net sales for the three month period ended June 30, 1998, as well as a decrease in net sales for the three months ended March 30, 1998 which resulted primarily from a decrease in sales of merchandise acquired in connection with the Company's opportunistic purchasing business, partially offset by an increase in sales of the Company's cosmetic product lines, net sales for the six month period ended June 30, 1998 decreased as compared to the same period in 1997.

         Primarily as a result of decreases in overall sales, together with improved profit margins, the cost of sales decreased from $3,194,082 for the three month period in 1997 to $2,755,750 for the same period in 1998. For the six month period ended June 30, 1998 and 1997, cost of sales were $5,694,166 and $6,111,919, respectively. The cost of good sold for the three month and six month periods ended June 30, as a percentage of sales was 67.4% for the three months and 70.2% for the six months in 1998 and 72.2% for the three months and 70.9% for the six months in 1997. The gross profit margin improvements in both the three and six month periods ended June 30, 1998 resulted from the Company's focus on the sale of higher profit margin product lines.

         Selling, general and administrative ("SG&A") expenses increased from $1,219,303 for the three month period ended June 30, 1997 to $1,234,512 for the comparable period in 1998. SG&A for the six month period ended June 30 was $2,225,054 in 1997 and $2,609,356 in 1998. The principal components of SG&A are payroll, rent, commissions, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses. The increase in SG&A expenses for the six months in 1998 over 1997 resulted primarily from expenses related to the operation of the Company's 80% owned subsidiary, which commenced operations on October 23, 1997 (approximately $145,000 for the six months ended June 30,
1998), and expenses (royalties, commissions, promotional and other expenses) incurred in connection with sales of a specialty cosmetics line being marketed and sold through the electronic media pursuant to the Company's agreement with ACI, Inc. (approximately $353,000 for the six months ended June 30, 1998 versus $186,000 for the six months ended June 30, 1997).

         Total operating expenses decreased from $4,413,385 in 1997 to $3,990,262 in 1998 for the three month period ended June 30 and from $8,336,973 in 1997 to $8,303,522 in 1998 for the six month period ended June 30.

         Despite a decrease in sales of $336,292 for the three month period ended June 30, 1998 versus 1997, operating income increased for the period from $10,231 in 1997 to $97,062 in 1998 as a result of a decrease in total operating expenses amounting to $423,123 for the three month period ended June 30, 1998 versus the same period in 1997.

         However, the decrease in sales of $516,074 for the six month period ended June 30, 1998 versus 1997 was only offset by a corresponding decrease in operating expenses of $33,451. This resulted in operating income decreasing from $285,433 in 1997 to a loss of ($197,190) in 1998.

Liquidity and Capital Resources

         At June 30, 1998, the Company had working capital of $6,770,641 and cash and cash equivalents in the amount of $290,144. The Company's principal cash requirements are for the acquisition of inventory and the financing of receivables. Receivables increased from $2,959,996 at December 31, 1997 to $3,483,219 at June 30, 1998, representing an increase of $523,223. A portion of the increase in receivables was financed by increased borrowings under the Company's revolving credit arrangement and term loan described below.

         On November 6, 1995, the Company entered into a Loan and Security Agreement (the "Original Loan Agreement") with Summit Bank (the "Lender") pursuant to which it obtained a revolving line of credit for general working capital purposes in an aggregate principal amount of up to $2,000,000, subject to a borrowing base limitation. The line of credit bore interest at fluctuating rates per annum based on the "Prevailing Base Rate" (as defined in the Original Loan Agreement) of the Lender. The Loan Agreement terminated on July 31, 1997 and, subsequent thereto, the Company borrowed funds from the Lender pursuant to an informal, non-binding arrangement on the same terms as the Original Loan Agreement. The Company and the Lender reinstated the Original Loan Agreement on September 22, 1997.

         On October 22, 1997, the Company and Ales entered into a new Loan and Security Agreement with the Lender (the "Current Loan Agreement"). The Current Loan Agreement provided for the continuation through May 31, 1998 of the Company's line of credit arrangement and provided for borrowings of up to the lesser of $2,000,000 or prescribed levels of eligible accounts receivable and inventories on substantially the same terms as under the Original Loan Agreement. On April 1, 1998, the Company and the Lender executed a first amendment to the Loan and Security Agreement pursuant to which the line of credit available thereunder was increased to $2,500,000. On May 28, 1998, the Company and the Lender extended the maturity of the Current Loan Agreement to July 30, 1998 and effective July 30, 1998, the agreement was further extended to September 30, 1998. As of June 30, 1998 and August 13, 1998, the Company had outstanding borrowings of $2,000,000 and $2,200,000, respectively, under this line of credit.

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

         Assuming that the Company is able to renew its Current Loan Agreement or obtain a new line of credit on terms that are substantially similar to those that are currently in effect, the Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the Company is unable to renew the Current Loan Agreement or obtain a new line of credit on substantially similar terms, or if working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Current Loan Agreement, which expires on September 30, 1998, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that the additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's liquidity and the business plans of the Company.

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

Part II Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 27, 1998. At the Annual Meeting, the shareholders of the Company voted upon the election of nine directors (Proposal No. 1), with all nine nominees being elected. The votes cast with respect to the election of directors are set forth below. No other directors term of office continued after the Annual Meeting.

         In addition, at the Annual Meeting, the shareholders of the Company voted upon (1) a proposal to amend the Company's Certificate of Incorporation to effect a reverse stock split of the Company's common stock of not greater than 1 for 8 (Proposal No. 2) and (2) a proposal to amend the Certificate of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock, par value $.01 per share, to be issued from time to time in such amounts and designations as may be authorized by the Board of Directors (Proposal No.
3).

The votes were cast as follows:

PROPOSAL NO. 1                  NUMBER OF VOTES              NUMBER OF VOTES
NAME                                  FOR                        WITHHELD
---                                   ---                        --------
Harold Markowitz                   1,042,280                      14,881
Paul Sharp                         1,042,905                      14,253
Jan S. Mirsky                      1,041,093                      16,069
Jorge Lazaro                       1,043,093                      14,069
Jack Koegel                        1,043,343                      13,819
Stanley R. Goodman                 1,043,093                      14,069
Edward C. Ross                     1,043,593                      13,569
L. Douglas Bailey                  1,041,593                      15,569
Carl A. Bellini                    1,041,593                      15,569


 PROPOSAL NO. 2

       NUMBER OF VOTES FOR      NUMBER OF VOTES AGAINST       ABSTENTIONS
       -------------------      -----------------------       -----------

            1,006,103                    41,534                  3,256



 PROPOSAL NO. 3

       NUMBER OF VOTES FOR      NUMBER OF VOTES AGAINST       ABSTENTIONS
       -------------------      -----------------------       -----------

              632,928                    53,844                  3,506

All share and vote amounts have been adjusted for the 1-for-8 reverse stock split effected June 19, 1998.

         Item 2   Exhibits and Reports on Form 8-K

         A.       Exhibits

                  10.1 Third Amendment to Loan and Security Agreement dated July 30, 1998 between Sel-Leb Marketing, Inc. and Summit Bank.

                  27.      Financial Data Schedule

         B.       Reports on Form 8-K

                  No reports on Form 8-K were filed by the registrant during the three month period ended June 30, 1998.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SEL-LEB MARKETING, INC.

                                   /s/ Jan S. Mirsky
                                   ---------------------------------
                                   Jan S. Mirsky
                                   Executive Vice President - Finance
Dated:  August 14, 1998            as both duly authorized officer of the
                                   registrant and as principal financial
                                   officer of registrant.