Form 10QSB
period 1998-09-30
SEL-LEB MARKETING INC
filed 1998-11-12
CIK 934853

                     U.S. Securities and Exchange Commission
                              Washington, D.C 20549

                                   Form 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998

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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,089,091 shares of common stock as of November 10, 1998.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY




                                                                         PAGE
                                                                         ----

Part I - Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at September 30, 1998
        (Unaudited) and December 31, 1997                                2

        Condensed Consolidated Statements of Income
        Nine Months Ended September 30, 1998 and 1997 (Unaudited)        3

        Condensed Consolidated Statements of Income
        Three Months Ended September 30, 1998 and 1997 (Unaudited)       4

        Condensed Consolidated Statement of Changes in Stockholders'
        Equity Nine Months Ended September 30, 1998 (Unaudited)          5

        Condensed Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 1998 and 1997 (Unaudited)        6

        Notes to Condensed Consolidated Financial Statements             7-9

Item 2. Management's Discussion and Analysis or Plan of Operation      10-13


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                  14

        Signatures                                                        14

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


                                                                                          September               December
                             ASSETS                                                       30, 1998                31, 1997
                             ------                                                       --------                --------
                                                                                         (Unaudited)             (Note 1)
Current assets:
     Cash and cash equivalents                                                          $    344,517           $    249,688
     Accounts receivable, less allowance for doubtful
         accounts of $204,528 and $202,810                                                 4,734,675              2,959,996
     Inventories                                                                           6,473,995              5,814,673
     Due from officer                                                                         25,136                 25,136
     Deferred tax assets, net                                                                173,655                173,655
     Prepaid expenses and other current assets                                               780,196                835,856
                                                                                         ------------           -----------
              Total current assets                                                        12,532,174             10,059,004
Property and equipment, at cost, net of accumulated
    depreciation and amortization of $529,082 and $351,473                                   589,915                474,252
Goodwill, net of accumulated amortization of $90,342 and
     $61,599                                                                                 289,871                321,669
Other assets                                                                                 124,773                 51,655
                                                                                         ------------           -----------

              Totals                                                                     $13,536,733            $10,906,580
                                                                                         ===========            ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank                                                                $ 2,480,000           $  1,400,000
     Current portion of long-term debt                                                       161,975                161,975
     Accounts payable                                                                      2,732,090              1,159,203
     Accrued expenses and other liabilities                                                  303,569                229,872
                                                                                         ------------           -----------
              Total current liabilities                                                    5,677,634              2,951,050
Long-term debt, net of current portion                                                       774,429                933,642
                                                                                         ------------           -----------
              Total liabilities                                                            6,452,063              3,884,692
                                                                                         ------------           -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
         authorized in 1998; none issued                                                          -                      -
     Common stock, $.01 par value; 40,000,000 shares
         authorized; 1,089,091 and 8,712,727 shares
         issued and outstanding                                                               10,891                 87,127
     Additional paid-in capital                                                            6,440,095              6,363,859
     Retained earnings                                                                       678,684                615,902
     Less receivable in connection with equity transactions                                  (45,000)               (45,000)
                                                                                         ------------           -----------
              Total stockholders' equity                                                   7,084,670              7,021,888
                                                                                         ------------           -----------

              Totals                                                                     $13,536,733            $10,906,580
                                                                                         ===========            ===========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)



                                                                                                 1998              1997
                                                                                             -----------        -----------

Net sales                                                                                    $13,288,234        $13,656,862
                                                                                             -----------        -----------

Operating expenses:
     Cost of sales                                                                             9,133,396          9,418,302
     Selling, general and administrative expenses                                              3,948,366          3,440,409
                                                                                             -----------        -----------
         Totals                                                                               13,081,762         12,858,711
                                                                                             -----------        -----------

Operating income                                                                                 206,472            798,151

Other income (expense):
     Interest expense, net of interest income of $4,519 and $3,252                              (192,715)           (56,896)
     Unusual item - gain on sale of portion of minority interest in
         subsidiary                                                                               75,729
     Other                                                                                        14,961
                                                                                             -----------        -----------

Income before provision for income taxes                                                         104,447            741,255

Provision for income taxes                                                                        41,665            319,097
                                                                                             -----------        -----------

Net income                                                                                   $    62,782        $   422,158
                                                                                             ===========        ===========

Basic net earnings per share                                                                        $.06               $.40
                                                                                             -----------        -----------

Basic weighted average shares outstanding                                                      1,089,091          1,065,431
                                                                                             ===========        ===========











See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)




                                                                                                   1998             1997
                                                                                                ----------       ----------

Net sales                                                                                       $5,181,902       $5,034,456
                                                                                                ----------       ----------

Operating expenses:
     Cost of sales                                                                               3,439,230        3,306,382
     Selling, general and administrative expenses                                                1,339,010        1,215,355
                                                                                                ----------       ----------
         Totals                                                                                  4,778,240        4,521,737
                                                                                                ----------       ----------

Operating income                                                                                   403,662          512,719

Other income (expense):
     Interest expense, net of interest income of $67 in 1997                                       (74,642)         (25,912)
     Other                                                                                          12,552
                                                                                                ----------       ----------

Income before provision for income taxes                                                           341,572          486,807

Provision for income taxes                                                                         136,515          226,080
                                                                                                ----------       ----------

Net income                                                                                     $   205,057       $  260,727
                                                                                               ===========       ==========

Basic net earnings per share                                                                          $.19             $.24
                                                                                                      ----             ----

Basic weighted average shares outstanding                                                        1,089,091        1,065,431
                                                                                                ==========        =========



















See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (Unaudited)




                                                                                                  Receivable in
                                                                 Additional                        Connection           Total
                                         Common Stock             Paid-in         Retained         with Equity       Stockholders'
                                     Shares        Amount         Capital         Earnings         Transactions        Equity
                                   ---------   ------------     -----------       --------        --------------     ------------

Balance, January 1, 1998           8,712,727       $87,127       $6,363,859       $615,902         $(45,000)          $7,021,888

Effect of 1-for-8 reverse
   split                          (7,623,636)      (76,236)         76,236

Net income                                                                          62,782                                62,782
                                   ---------       -------       ----------       --------         ---------          ----------

Balance, September 30, 1998        1,089,091       $10,891       $6,440,095       $678,684         $(45,000)          $7,084,670
                                   =========       =======       ==========       ========         ========           ==========







See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)



                                                                                                1998               1997

Operating activities:
     Net income                                                                           $    62,782         $   422,158
     Adjustments to reconcile net income to net cash used in
         operating activities:
         Depreciation and amortization                                                        209,418             154,126
         Allowance for doubtful accounts                                                      182,000             204,000
         Net gain on sale of interest in subsidiary                                           (75,729)
         Changes in operating assets and liabilities:
              Accounts receivable                                                          (1,956,679)         (1,539,943)
              Inventories                                                                    (659,322)         (1,950,086)
              Prepaid expenses and other current assets                                        55,660            (287,647)
              Other assets                                                                    (73,118)            (61,338)
              Accounts payable, accrued expenses and other
                  liabilities                                                               1,641,176             900,033
              Due to affiliates                                                                                   (64,398)
                                                                                          -----------         -----------
                      Net cash used in operating activities                                  (613,812)         (2,223,095)
                                                                                          -----------         -----------

Investing activities:
     Purchases of property and equipment                                                     (293,283)           (274,017)
     Proceeds from sale of interest in subsidiary                                              81,137
     Loans to officer, net                                                                                           (522)
                                                                                          -----------         -----------
                      Net cash used in investing activities                                  (212,146)           (274,539)
                                                                                          -----------         -----------

Financing activities:
     Proceeds from notes payable to bank                                                    1,080,000           1,700,000
     Proceeds from long-term note                                                                                 100,000
     Repayments of long-term debt                                                            (159,213)
     Net proceeds from exercise of warrants and stock options                                                     735,789
     Collection of receivable in connection with equity transactions                                               13,000
                                                                                          -----------         -----------
                      Net cash provided by financing activities                               920,787           2,548,789
                                                                                          -----------         -----------

Net increase in cash and cash equivalents                                                      94,829              51,155

Cash and cash equivalents, beginning of period                                                249,688             129,538
                                                                                          -----------         -----------

Cash and cash equivalents, end of period                                                  $   344,517         $   180,693
                                                                                          ===========         ===========





See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1 - Organization and basis of presentation:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of September 30, 1998, its results of operations for the nine and three months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. Sel-Leb and Ales, which was formed in September 1997 and commenced operations on October 23, 1997, are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 1997 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 1997 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

                The consolidated results of operations for the nine and three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Reverse split:
                The numbers of common shares and the per share amounts set forth herein have been retroactively adjusted, where appropriate, for a 1-for-8 reverse split effected on June 19, 1998.


Note 3 - Earnings per share:
                As further explained in Note 1 in the 10-KSB, effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the presentation of "basic" and, if appropriate, "diluted" earnings (loss) per common share.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 3 - Earnings per share (continued):
                Since the exercise prices of all of the Company's outstanding options and warrants exceeded the fair market value of the Company's common stock, during the periods presented, the assumed exercise of those options and warrants and the application of the treasury stock method would not have resulted in an increase in the weighted average number of common shares outstanding for the nine months and three months ended September 30, 1998 and 1997 and, accordingly, dilutive per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of income. In addition, the basic per share and weighted average share amounts presented in the accompanying unaudited condensed consolidated statements of income for the nine months and three months ended September 30, 1997 which were computed in accordance with SFAS 128 do not differ from those computed under previously promulgated accounting standards.


Note 4 - Line of credit:
                The balance of the note payable to bank of $2,480,000 as of September 30, 1998 arose from borrowings drawn under a $2,500,000 revolving credit agreement with Summit Bank (the "Lender"). The maximum borrowings under the revolving credit agreement had been increased from $2,000,000 on April 1, 1998. Borrowings under the revolving credit agreement bear interest, payable monthly, at the Lender's prevailing base rate (8.5% at September 30, 1998). The loan is collateralized by substantially all of the assets of the Company. In the opinion of management, the fair value of the note payable approximates the carrying amount due to the short-term nature of the instrument. Effective as of September 30, 1998, the revolving credit agreement, which had an original expiration date of May 28, 1998, was further extended to November 30, 1998. As of November 10, 1998, the outstanding balance of the note payable was the same as the balance at September 30, 1998.


Note 5 - Minority interest in subsidiary:
                On March 31, 1998, the Company, which at that date owned a 90%-interest in Ales, entered into an agreement whereby it sold an additional 10% interest to the minority stockholder for a total consideration of $81,137. The sale resulted in a gain of $75,729, before giving effect to any related income tax effects, which has been reflected separately as an unusual item in the accompanying unaudited condensed consolidated statement of income for the nine months ended September 30, 1998. As a result of the completion of this sale, the minority stockholder has a 20% interest in Ales, and the Company has an 80% interest in Ales.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 6 - Preferred stock and stock options:
                On May 27, 1998, the Company's stockholders approved an amendment to the Company's certificate of incorporation which authorizes the issuance by the Company of up to 10,000,000 shares of preferred stock with a par value of $.01 per share. No shares of preferred stock had been issued by the Company as of September 30, 1998.

                As of December 31, 1997, the Company had options for the purchase of 150,156 shares of common stock outstanding at exercise prices ranging from $4 to $56 per share. During the nine months ended September 30, 1998, the Company granted options for the purchase of 16,438 shares of common stock at exercise prices ranging from $1.16 to $5.25 per share. No options were exercised and options for the purchase of 16,153 shares were cancelled during that period. As a result, the Company had options for the purchase of 150,441 shares of common stock outstanding as of September 30, 1998 with exercise prices ranging from $1.16 to $56 per share, of which options for the purchase of 110,621 shares with exercise prices ranging from $1.16 to $47.00 per share were exercisable. The Company also had warrants for the purchase of 725,496 shares of common stock outstanding as of September 30, 1998 with exercise prices ranging from $5.12 to $16 per share that are exercisable through March 21, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto. This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to general trends in the retail industry, the ability of the Company to successfully implement its expansion plans, consumer acceptance of any products developed and sold by the Company, the ability of the Company to develop its "celebrity" product business and other factors set forth herein or in reports and other documents filed by the Company with the SEC.

Consolidated Results of Operations: Three and Nine Months Ended September 30, 1998 Compared to the Corresponding Periods Ended September 30, 1997

         Net sales for the three months ended September 30, 1998 were $5,181,902 compared to $5,034,456 for the three months ended September 30, 1997, representing an increase of 2.9%. For the nine month period ended September 30, 1998, net sales were $13,288,234 compared to $13,656,862 for the corresponding period in 1997, representing a decrease of 2.7%. The increase in net sales for the three months ended September 30, 1998 resulted primarily from increases in sales of merchandise acquired in connection with the Company's opportunistic purchasing business as well as increases in the sales of specialty cosmetics lines being marketed and sold through the electronic media. Despite the increase in sales of $147,446 for the three months ended September 30, 1998, versus 1997, the decrease in sales for the previous six month period resulted in an overall reduction of sales of $368,628 for the nine months ended September 30, 1998 versus the comparable period in 1997.

         Primarily as a result of increases in sales during the three month period ended September 30, 1998 versus the comparable period in 1997, the cost of goods sold increased from $3,306,382 for the three month period in 1997 to $3,439,230 for the same period in 1998. However, as a result of the overall decrease in net sales described above for the nine month period ended September 30, 1998 versus the comparable period in 1997, the cost of goods sold decreased from $9,418,302, for the nine month period in 1997 to $9,133,396 for the same period in 1998. The cost of goods sold as a percentage of sales increased from 65.7% for the three month period ended September 30, 1997 to 66.4% for the same period in 1998, and decreased for the nine month period from 69.0% in 1997 to 68.7% in 1998. The corresponding reduction in gross profit margin for the three month period ended September 30, 1998 resulted primarily from increases in sales of merchandise within the Company's opportunistic purchasing business segment, which merchandise typically generates lower gross profit margins, as well as sales during the quarter of certain low profit margin inventory acquired in connection with the Company's October 1997 acquisition of the Signature product line. Despite this reduction in gross profit margins for the three month period, the gross profit margins for the nine month period ended September 30, 1998 represented an increase over the comparable period in 1997 as a result of the Company's continued focus on the sale of higher profit margin product lines.

         Selling, general and administrative ("SG&A") expenses increased from $1,215,355 for the three month period ended September 30, 1997 to $1,339,010 for the comparable period in 1998. SG&A for the nine month period ended September 30 was $3,440,409 in 1997 and $3,948,366 in 1998. The principal components of SG&A are payroll, rent, commissions, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses. The increase in SG&A expenses for the three and nine months in 1998 over 1997 resulted primarily from expenses (royalties, commissions, promotional and other expenses) incurred in connection with sales of a specialty cosmetics line being marketed and sold through the electronic media pursuant to the Company's agreement with ACI, Inc. (approximately $154,000 and $320,000 for the three and nine months ended September 30, 1998 over the three and nine months ended September 30, 1997), and expenses related to the operation of the Company's 80% owned subsidiary, which commenced operations on October 23, 1997 (approximately $85,000 and $230,000 for the three and nine months ended September 30, 1998). These increases for the three month period ended September 30, 1998 versus 1997 were offset by reductions in other SG&A costs.

         Total operating expenses increased from $4,521,737 in 1997 to $4,778,240 in 1998 for the three month period ended September 30, and from $12,858,711 in 1997 to $13,081,762 in 1998 for the nine month period ended September 30.

         Despite an increase in sales for the three month period ended September 30, 1998 versus 1997 of $147,446, operating income decreased for the period from $512,719 in 1997 to $403,662 in 1998 due to an increase in total operating expenses amounting to $256,503 for the three month period ended September 30, 1998 versus the same period in 1997.

         The decrease in sales of $368,628 for the nine month period ended September 30, 1998 versus 1997 coupled with an increase in operating expenses of $223,051 resulted in operating income decreasing from $798,151 in 1997 to $206,472 in 1998.

         Due to the above mentioned items, net income for the three months ended September 30, 1998 decreased to $205,057 from $260,727 and for the nine months decreased to $62,782 from $422,158.

         Liquidity and Capital Resources

         At September 30, 1998, the Company had working capital of $6,854,540 and cash and cash equivalents in the amount of $344,517. The Company's principal cash requirements are for the acquisition of inventory and the financing of receivables. Receivables increased from $2,959,996 at December 31, 1997 to $4,734,675 at September 30, 1998, representing an increase of $1,774,679. A portion of the increase in receivables was financed by increased borrowings under the Company's revolving credit arrangement and term loan described below.

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

         On October 22, 1997, the Company and Ales entered into a new Loan and Security Agreement with the Lender (the "Current Loan Agreement"). The Current Loan Agreement provided for the continuation through May 31, 1998 of the Company's line of credit arrangement and provided for borrowings of up to the lesser of $2,000,000 or prescribed levels of eligible accounts receivable and inventories on substantially the same terms as under the Original Loan Agreement. On April 1, 1998, the Company and the Lender executed a first amendment to the Loan and Security Agreement pursuant to which the line of credit available thereunder was increased to $2,500,000. On May 28, 1998, the Company and the Lender extended the maturity of the Current Loan Agreement to July 30, 1998 and effective July 30, 1998, the agreement was further extended to September 30, 1998. Effective September 30,1998, the agreement was extended to November 30, 1998. As of both September 30, 1998 and November 10, 1998, the Company had outstanding borrowings of $2,480,000 under this line of credit.

         Pursuant to the Current Loan Agreement, the Company and Ales also obtained from the Lender in October 1997 a three-year, $1,000,000 term loan to finance the acquisition by Ales of certain assets from SBC Corporation, Inc. ("SBC"), a manufacturer of cosmetics, skin care and treatment products. The term loan bears interest at the "Prevailing Base Rate" plus .25%, and the outstanding principal amount of the loan is payable in installments, with $150,000 having been paid on August 30, 1998 and an additional $150,000 payable on August 30, 1999 with the balance payable on August 30, 2000. In connection with the acquisition, which was consummated on October 23, 1997, Ales acquired from SBC, for approximately $670,000, inventory and certain other assets, as well as trademarks and trade names including Signature Solutions and Signature Beauty Care(R). The balance of the proceeds from the term loan were used for working capital purposes.

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

         Assuming that the Company is able to renew its Current Loan Agreement or obtain a new line of credit on terms that are substantially similar to those that are currently in effect, the Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months from September 30, 1998. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the Company is unable to renew the Current Loan Agreement or obtain a new line of credit on substantially similar terms, or if working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Current Loan Agreement, which expires on November 30, 1998, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that the additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's liquidity and the business plans of the Company.

         The Company recognizes the need to assure that its operations will not be adversely impacted by Year 2000 hardware and software failures. The impact on operations has been and continues to be evaluated. During 1998, management has begun to identify the revisions needed to be made to ensure that the Company will be able to process information beyond 1999 without disruption. Hardware and software revisions have been made and are expected to be continued, principally by Company employees. The Company intends to conduct risk evaluations and assessments to determine the preparedness level of customers, vendors and other service providers. The Company will take such actions as management deems appropriate based on the results of the review. The total estimated cost for achieving Year 2000 compliance is not anticipated to be material to the Company's financial position or results of operations.

         Part II Other Information


         Item 6   Exhibits and Reports on Form 8-K

         A.       Exhibits

                  10.1 Fourth Amendment to Loan and Security Agreement dated September 30, 1998 between Sel-Leb Marketing, Inc. and Summit Bank.

                  11.1 Statement re computation of earnings (not required because the relevant computation can be clearly determined from the material contained in the financial statements).

                  27.   Financial Data Schedule


         B.       Reports on Form 8-K

                  No reports on Form 8-K were filed by the registrant during the three month period ended September 30, 1998.


                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SEL-LEB MARKETING, INC.


                                  /s/ Jan S. Mirsky
                                 ---------------------------------------
                                 Jan S. Mirsky
                                 Executive Vice President - Finance
                                 Dated: November 10, 1998
                                 as both duly authorized officer of the
                                 registrant and as principal financial
                                 officer of registrant.