Form 10KSB40
period 1998-12-31
SEL-LEB MARKETING INC
filed 1999-04-01
CIK 934853

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ------------------
                                  FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period ________ from to ________.

                        Commission file number 1-13856

                            SEL-LEB MARKETING, INC.
             (Exact name of small business issuer in its charter)

                       New York                           11-3180295
               (State of incorporation)      I.R.S. Employer Identification No.)

        495 River Street, Paterson, New Jersey              07524
       (Address of principal executive offices)           (Zip Code)

        Issuer's telephone number, including area code: (973) 225-9880

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of Class)

                  Redeemable Warrant to Purchase Common Stock
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $17,275,423.

The aggregate market value of voting stock held by non-affiliates of the registrant on March 24, 1999 was approximately $2,256,436. On such date, the closing price of the issuer's common stock was $4.25 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the issuer that beneficially own more than 10% of the issuer's voting stock have been excluded, except such shares, if any, with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the issuer that such individuals are, in fact, affiliates of the registrant.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 24, 1999 was 1,089,551

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 27, 1999 are incorporated in Part III. The Company's Proxy Statement will be filed within 120 days after December 31, 1998.

==============================================================================

                            SEL-LEB MARKETING, INC.
                         Annual Report on Form 10-KSB
                  For the Fiscal Year Ended December 31, 1998

                               Table of Contents

                                                                                             Page

     PART I

          Item 1.    Description of Business                                                    3
          Item 2.    Description of Property                                                   10
          Item 3.    Legal Proceedings                                                         10
          Item 4.    Submission of Matters to a Vote of Security Holders                       10

     PART II

          Item 5.    Market for Common Equity and Related Stockholder Matters                  11
          Item 6.    Management's Discussion and Analysis or Plan of Operation                 12
          Item 7.    Financial Statements                                                      14
          Item 8.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                                       15

     PART III

          Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act                         15
          Item 10.   Executive Compensation                                                    15
          Item 11.   Security Ownership of Certain Beneficial Owners and Management            15
          Item 12.   Certain Relationships and Related Transactions                            15
          Item 13.   Exhibits and Reports on Form 8-K                                          16

                                    PART I


Item 1.Description of Business

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

         In September 1997, the Company and RBCJJ Associates, LLC ("RBCJJ"), an unaffiliated third party, formed Ales Signature, Ltd., a New York corporation ("Ales"), for the purpose of acquiring from SBC Corporation, Inc. ("SBC") a line of women's cosmetic, corrective and treatment products (e.g., blemish creams and eye creams) sold under the Signature(Registered) name. In connection with such formation, the Company acquired a 90% equity interest in Ales and RBCJJ acquired the remaining 10% equity interest in Ales. On October 23, 1997, Ales consummated the acquisition of the Signature(Registered) line, and in connection therewith acquired from SBC, for approximately $670,000, (i) all rights of SBC in and to certain trademarks (including the Signature Solutions(Registered) mark and the Signature Beauty Care(Registered), Giraffe(Registered), Groomer's Secret(Registered), Lip Set(Registered) and Salon Essence(Registered) registered trademarks) and (ii) finished products and other inventory (including works in progress and component parts) related to the product lines bearing the acquired trademarks. On March 31, 1998, the Company, which at that date owned a 90%-interest in Ales, entered into an agreement whereby it sold an additional 10% interest to the minority stockholder for a total consideration of $81,137, which was paid prior to December 31, 1998. As a result of the completion of this sale, the minority stockholder has a 20%-interest in Ales, and the Company has an 80%-interest in Ales.

         Unless otherwise specified herein, references to the "Company" shall refer collectively to Sel-Leb Marketing, Inc. and its subsidiary Ales Signature, Ltd.

         Sale of Proprietary Brand Name Products. The Company is currently engaged in the development, marketing and sale of its own proprietary brand name budget-line health, beauty aid and cosmetic products. The Company's beauty aid and cosmetic products include budget-line lipsticks, lip pencils, nail polishes and eye pencils, which are manufactured in a variety of colors and are sold under the Linette(Registered), Zia(Registered), Loud Music(Trademark), Ghoul Tools(Trademark), Quick Thang(Trademark), Loud Sticks(Trademark), Signature Solutions(Registered) and Signature Beauty Care(Registered) brand names to retail chains and other mass merchandisers located throughout the United States. All of the Company's proprietary beauty aid and cosmetic products are manufactured and supplied by third parties in accordance with the Company's specifications. The Company purchases all materials for these products (including raw materials and packaging) through individually placed purchase orders to various suppliers. During the fiscal year ended December 31, 1998, no such supplier accounted for more than 10% of such purchases. The Company has credit arrangements with such suppliers that allow it to purchase merchandise on credit with payment generally due 30 days after purchase. To date, the Company has not experienced any shortages of or difficulties in obtaining the raw materials used in its products or the materials used for the packaging of its products. Furthermore, the Company believes that alternate sources of supply for such materials are readily available and that the loss of any one of its suppliers would not have a material adverse effect. The Company believes that it has good relationships with the suppliers of raw materials and packaging for its proprietary products.

         Typically, materials purchased by the Company for its proprietary beauty aid and cosmetic products are delivered by the suppliers to the Company's warehouse facilities. Thereafter, the Company delivers such materials, on an as-needed basis, to its contract manufacturers, which are engaged by the Company to provide filling services and perform quality control with respect to the finished products. During the fiscal year ended December 31, 1998, one such contract manufacturer C LPD Packaging, Inc. C accounted for approximately 75% of the Company's filling services. All products are manufactured pursuant to the Company's specifications on a purchase order basis. Once completed, the products are delivered to the Company, which packages the products and distributes the finished products to its customers. Although the Company believes that its contract manufacturers have the capacity to produce volumes of the Company's products sufficient to meet the Company's foreseeable needs, there can be no assurance of such. Furthermore, although the Company believes that it has a good relationship with its contract manufacturers and that the Company will continue to obtain its finished beauty aid and cosmetic products from such manufacturers in the foreseeable future, the Company does not have written contracts with its manufacturers and there can therefore be no assurance of such. In the event the Company were to experience difficulties with or the loss of services of its present manufacturers, the Company believes that it would be able to retain the services of other manufacturers; however, there can be no assurance that such services could be retained on a timely basis or on terms as favorable as those with its present manufacturers.

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

         Opportunistic Purchasing and Secondary Sourcing Activities. The Company acts as a secondary sourcer of a broad range of name-brand and off-brand merchandise, including health and beauty aids, cosmetics, fragrances, kitchen items and other household products. The Company acquires its merchandise in negotiated purchases either directly from consumer goods manufacturers or from wholesalers, retailers, financially distressed businesses, duty-free distributors and other secondary sources located in the United States and, to a very limited extent, in Europe, and sells the merchandise to retail chains and other mass merchandisers located throughout the United States. During the year ended December 31, 1998, the Company purchased merchandise from over 50 different suppliers and sold the merchandise to over 30 different retailers, including, among others, BJ's Wholesale Club and Hills Department Stores, which accounted for approximately 32% and 13%, respectively, of the Company's net opportunistic sales in 1998. The Company believes that its longstanding relationships with many of its suppliers and customers are important to the secondary sourcing activities of the Company, and that its relationship with its suppliers and customers are good.

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

         Because the Company focuses on the opportunistic acquisition of merchandise such as purchases of closed-out, overstocked and/or change-of-packaging brand name items, the Company is generally able to purchase such merchandise at a discount below wholesale cost. The Company then sells the merchandise to discount retailers and other mass merchandisers who seek to purchase products at discount prices in order to supplement their normal inventory purchases or for special promotions. The merchandise is sold at prices that are above the Company's cost, although at prices that are still generally below wholesale. Although the Company typically purchases merchandise before it has located customers for such merchandise, it has sold substantially all merchandise acquired by it in each of the last three fiscal years.

         The Company purchases the name-brand and off-brand merchandise which it sells to retailers from over 50 suppliers, including consumer goods manufacturers, wholesalers, retailers, financially distressed businesses, duty-free distributors and other secondary sources. The Company is continually seeking to locate new sources of merchandise. Generally, the Company will be contacted by a manufacturer or other supplier when such supplier has excess merchandise that is available for resale through the secondary market; alternatively, the Company will also contact a supplier if it becomes aware that the supplier has merchandise which it desires to sell. Although certain suppliers may have provided a majority or all of a particular type of product or particular category of merchandise, no supplier accounted for more than 10% of the Company's total opportunistic merchandise purchases for the year ended December 31, 1998, with the exception of U.S. Electronics Inc., which accounted for 21% of said purchases. During the year ended December 31, 1998, substantially all of the Company's secondary sourcing merchandise was purchased from domestic suppliers, with the remainder being purchased from suppliers located in Europe. The Company believes that the loss of any one of its suppliers would not have a material adverse effect on the Company and that alternative sources of merchandise are readily available in all existing product categories as well as additional product categories.

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

         Designer Fragrances The Company also acts as a wholesale distributor of prestige, designer fragrances. Historically, manufacturers of such fragrances have sold their products primarily to leading department stores. As a result, mass merchandisers have traditionally only been able to obtain such items from secondary sources such as the Company. Typically, the Company purchases these fragrances from other secondary sources such as export and import companies, duty-free distributors and department stores which are liquidating their excess inventory. Unlike other merchandise which is acquired by the Company at prices that are significantly below wholesale, the Company purchases the prestige fragrances at above-wholesale prices (although still well below their normal retail price). The Company, in turn, sells such items to mass merchandisers. The Company believes that sales of such fragrances will continue to constitute a portion of its sales, although there can be no assurance of such.

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

         In September 1996, the Company entered into an arrangement with ACI, Inc. ("ACI"), a developer and marketer of cosmetic products, relating to the distribution and marketing of products endorsed by celebrity spokespersons through electronic media and other retail channels. Pursuant to this arrangement, the Company will provide the financing required in connection with developing, marketing and distributing the products to be promoted by such celebrities and sold in the retail market. All profits and losses (after giving effect to any royalty payments required to be made to celebrity spokespersons) resulting from the sale of such products are to be divided equally between the Company and ACI. To date, the Company has provided the financing for a line of cosmetics developed by ACI (including, without limitation, lipsticks, blushes and other beauty products) which are being promoted by a leading make-up artist and sold through the electronic media. The revenues generated by the Company=s arrangement with ACI, Inc. accounted for approximately 20% of the Company=s net sales in 1998. There can be no assurance that any other products will be developed by ACI and financed by the Company pursuant to this agreement or that any such products that are developed will meet with consumer acceptance or provide significant revenues for the Company.

         In October 1996, the Company entered into an agreement with Viacom Consumer Products, Inc. ("VCP") pursuant to which VCP has granted to the Company a license to use the designs, trademarks, service marks, logos, visual representations, characters and characterizations of the television series Clueless(Registered) in connection with the manufacture and distribution in the United States of a Clueless(Registered) line of cosmetics (including, among others, nail care products, lip stick products, cologne fragrances, mass market gift sets, signature gift sets and children's gift sets). Pursuant to the agreement, the Company has the exclusive right to sell such items in mass market stores, grocery stores, drug stores, beauty outlets, discount chain stores and wholesale clubs, and the non-exclusive right to sell such items in toy stores and department stores; provided, however, that under certain conditions (including failure to make a timely royalty payment or failure to meet certain sales targets), the Company's exclusive rights shall become non-exclusive. The Company is required under the agreement to pay to VCP a specified royalty fee on all items sold by the Company. The agreement commenced on October 15, 1996 and will continue, subject to certain conditions, until October 31, 1999; provided, however, that in the event the Company shall have met certain royalty targets during the initial term, the Company shall have the right to extend the agreement for an additional two-year period, subject to payment of an additional advance and an additional guarantee. The Company currently manufactures and sells a line of Clueless(Registered) lipsticks, nail polishes and mascaras. As in the case of its own proprietary brand name products, the Company manufactures the Clueless(Registered) products by acquiring the raw materials therefor from various suppliers and delivering such materials to its contract manufacturers, which provide filling services and deliver finished products to the Company for packaging and delivery to the Company's customers. There can be no assurance that the Clueless(Registered) products will continue to meet with consumer acceptance or that the Clueless(Registered) show will continue to be broadcast during the anticipated term of the agreement.

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

         Typically, all raw materials purchased by the Company for its proprietary beauty aid and cosmetic products, as well as for the products sold under the Clueless(Registered) name, are delivered to the Company's warehouse facility. Thereafter, the Company delivers such materials, on an as-needed basis, to its contract manufacturers, which provide filling services and perform quality control with respect to the finished products. Once completed, the products are delivered to the Company, which packages the products and distributes the finished goods from its warehouse to its customers.

Competition

         The areas of business in which the Company engages are highly competitive businesses. The secondary sourcing business is characterized by intense competition, both in the products sold and in the retaining of relationships with suppliers and customers. With respect to its ability to obtain merchandise, the Company competes with other secondary sources, as well as with wholesale distributors and retailers. The Company believes that its ability to purchase a broad array of merchandise at competitive prices is critical to its success. With respect to sales to its customers, the Company competes with other secondary suppliers of merchandise, as well as with manufacturers who sell directly to retail merchandisers. In addition, with respect to products sold under the Company's Linette(Registered), Quick Thang(Trademark), Loud Sticks(Trademark), Zia(Registered), Loud Music(Trademark), Ghoul Tools(Trademark), Signature Solutions(Registered) and Signature Beauty Care(Registered) brand names, the Company competes with other manufacturers at the retail store level for shelf space and promotional space. Many of the Company's existing or potential competitors are well established companies and have or will have substantially greater financial, marketing and other resources than the Company. The Company believes that it competes on the basis of value, product assortment and availability, service to customers and reputation, as well as on the basis of its long-standing and well-established relationships with both its suppliers and customers. Although the Company believes that it will be able to compete effectively on the basis of such factors, there can be no assurance of such.

         In connection with its "celebrity-endorsed" products business, the Company competes or will compete with manufacturers and marketing organizations that seek out celebrities to endorse products and assist in marketing programs for their merchandise. In addition, the Company believes that virtually all celebrities have agents who can negotiate directly with retailers in order to secure marketing contracts on their behalf. The Company believes that it competes on the basis of its ability to design products which are consistent with the celebrities' respective preferences and characters and to provide such products to retailers at competitive prices. Furthermore, although the Company is not aware of any other entities which currently manufacture, market or develop television "tie-in" products to be sold on television during the airing of the related program, the Company believes that any such products developed by the Company will compete with other products sold in the electronic retailing market (including through television infomercials and interactive television shopping networks), and that these products, as well as the Clueless(Registered) line of cosmetics sold by the Company, will compete with other products sold in the traditional retail market which relate to characters or themes of television shows or movies. The Company believes that it will compete on the basis of the unique nature of such television "tie-in" products, as well as on its ability to provide such products at competitive prices.

Trademark and Servicemark Protection

         Products developed by the Company are sold under the Linette(Registered), Zia(Registered),Quick Thang(Trademark), Loud Sticks(Trademark), Signature Solutions(Registered) and Signature Beauty Care(Registered) trademarks and the Loud Music(Trademark) and Ghoul Tools(Trademark) marks. The Company has registered the Linette(Registered) and Zia(Registered) trademarks with the United States Patent and Trademark Office (the "Trademark Office") and, in connection with the acquisition of the product lines from SBC, Ales acquired all of SBC's rights in and to the Signature Solutions(Registered) mark and the Signature Beauty Care(Registered), Giraffe(Registered), Groomer's Secret(Registered), Lip Set(Registered) and Salon Essence(Registered) trademarks. However, there can be no assurance that these marks do not or will not violate the proprietary rights of others, that such marks would be upheld if challenged or that the Company would not be prevented from using its trademarks. The Company has also applied to the Trademark Office for the registration of the trademarks Loud Music(Trademark) and Ghoul Tools(Trademark), the trademarks under which the Company sells certain proprietary cosmetics products. There can be no assurance that registration of such trademarks will be granted by the Trademark Office. In addition, the Company has also applied to the Trademark Office to register certain other trademarks which it intends to use in the future in connection with its own proprietary brand name products, and intends to register other brand names chosen by the Company for its own line of products. However, there can be no assurance that the Company will be able to register any such marks.

         Pursuant to the Company's agreement with VCP, the Company has been granted a license to use the designs, trademarks, service marks, logos, visual representations, characters and characterizations of the television series Clueless(Registered) in connection with the manufacture and distribution in the United States of a Clueless(Registered) line of cosmetics (including, among others, nail care products, lip stick products, cologne fragrances, mass market gift sets, signature gift sets and children's gift sets).

Personnel

         The Company currently employs approximately 20 full-time salaried employees and approximately 50 hourly employees (the exact number of which fluctuates from time to time based on the Company's needs). The terms of employment of the Company's hourly employees are governed by a collective bargaining agreement which commenced on September 1, 1997 and continues for a term of five years. Management believes that its employee relations are good.

Insurance

         To date, no material product liability claims have been made against the Company; however, as a distributor of merchandise, including health and beauty aids, cosmetics, fragrances and household items, the Company could be exposed to possible liability claims from others for personal injury or property damage due to design or manufacturing defects or otherwise. The Company maintains a product liability insurance policy that has a $1,000,000 per occurrence limit and a $2,000,000 aggregate limit, and a $4,000,000 umbrella liability insurance policy to cover claims in excess of the limits of its product liability insurance. In addition, the Company believes that the suppliers from whom it purchases such merchandise, including the manufacturers thereof, maintain adequate levels of product liability insurance. The Company also maintains other insurance, including insurance relating to property and personal injury, which the Company believes is similar to that maintained by comparable businesses and in amounts which the Company currently considers adequate. The Company believes that its insurance coverage, including without limitation its product liability coverage, is adequate in light of prior experience and future expectations. Nevertheless, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company.


Item 2.Description of Property

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

Item 3.Legal Proceedings

         Except for proceedings in the normal course of business, the Company is not a party to or involved in any pending legal proceedings.


Item 4.Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

Item 5.Market for Common Equity and Related Stockholder Matters

         A.       Market Information.

         The shares of Common Stock of the Company commenced trading on the Nasdaq Small Capitalization Market under the symbol "SELB" on July 13, 1995. The range of high and low reported closing sales prices for the Common Stock as reported by Nasdaq during the fiscal years ended December 31, 1997 and 1998 were as follows:


                                                                                      High                   Low
                                                                                      ----                   ---
Fiscal Year 1997(1)
-------------------

Quarter Ended:
         March 31, 1997...........................................                   $54.00                  $42.00
         June 30, 1997............................................                   $44.00                  $10.00
         September 30, 1997.......................................                   $22.00                   $8.00
         December 31, 1997........................................                   $20.00                   $6.00

Fiscal Year 1998
----------------

Quarter Ended:
         March 31, 1998...........................................                    $7.50                   $3.00
         June 30, 1998............................................                    $3.50                  $1.438
         September 30, 1998.......................................                    $1.50                   $.750
         December 31, 1998........................................                    $3.50                   $.875


-------------------
(1) All share prices prior to June 19, 1998 have been adjusted to give effect to a one-for-eight reverse stock split which was effected by the Company on June 19, 1998.


         The prices set forth above reflect inter dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         B.       Holders.

         On March 24, 1999, as reported by the Company's transfer agent, shares of Common Stock were held by 42 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

         C.       Dividends.

         The Company did not pay any dividends during 1997 and 1998. The payment by the Company of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's business operations.


Item 6.Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Financial Statements of the Company and related notes thereto.

Results of Operations

Fiscal Year 1998 Compared to Fiscal Year 1997

         Net sales for the year ended December 31, 1998 were $17,275,423 compared to $17,374,041 for the fiscal year ended December 31, 1997.

         Cost of sales increased from $13,119,941 in 1997 to $13,337,039 in 1998. In addition, the cost of goods sold as a percentage of net sales increased from 75.5% in 1997 to 77.2% in 1998. This increase is due primarily to lower profit margins reflecting the Company's continuing efforts in 1998 to reduce general inventory levels and eliminate merchandise which generates lower profit margins for the Company. In addition, senior management spent increased time on purchases, production and inventory management which resulted in a greater proportion of expenses being allocated to cost of sales.

         Selling, general and administrative ("SG&A") expenses decreased from $4,052,410 in 1997 to $3,545,248 in 1998. Generally, the principal components of the Company's SG&A expenses are payroll, rent, commission, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses. During 1998, the Company realigned management and support responsibilities whereby more time of senior management was spent on purchasing, production and inventory management. As a result of this realignment a greater proportion of costs were allocated to production as opposed to SG&A.

         As a result of the decrease in SG&A expenses, offset by the increase in Cost of Sales, total operating expenses decreased from $17,172,351 in 1997 to $16,882,287 in 1998. As a result of these decreased operating expenses, operating income increased from approximately $201,690 in 1997 to $393,136 in 1998.

         The Company's net interest costs increased from $149,278 in 1997 to $264,104 in 1998 primarily as a result of additional borrowings under the Company's revolving line of credit and the term loan.

         The Company's provision for income taxes increased from approximately $23,623 in 1997 to approximately $74,724 in 1998 resulting from the overall increase in income.

         As a result of the above, the Company's net income increased by $123,240 from approximately $27,644 in 1997 to $150,884 in 1998.

         The Company in 1998 sold an additional 10% interest to the minority stockholder of Ales for the consideration of $81,137. As a result of the sale the Company recognized a gain of $75,729.

         The Company has two principal segments (see note 10 to the Company's consolidated financial statements); opportunity and cosmetics. Sales of opportunity merchandise increased from $7,204,000 in 1997 to $7,615,130 in 1998. Sales of cosmetics decreased from $10,170,041 in 1997 to $9,660,293 in 1998. The Management does not believe that the increase or decrease indicates any trend or that the changes were material.

         The cost of sales of the opportunity business was approximately 89% in 1997 and 1998 reflecting lower gross profit margin on the purchase and sale of branded merchandise other than the Company's own brands. The cost of sales of the cosmetic products in 1997 and 1998 was approximately 67%, reflecting higher gross profit margins primarily on the Company's own branded products.

         Liquidity and Capital Resources

         At December 31, 1998, the Company had working capital of $7,072,503 including cash and cash equivalents in the amount of $504,060. The Company's principal cash requirements are for the acquisition of inventory and the financing of receivables. Receivables increased form $2,957,997 at December 31, 1997 to $3,530,312 at December 31, 1998, representing an increase of $570,315. Inventory increased from $5,814,673 at December 31, 1997 to $6,496,298 at December 31, 1998, representing an increase of $681,625. This increase in receivables and inventory was financed by increased borrowings under the Company's revolving credit arrangement and term loan described below.

         On October 22, 1997, the Company and Ales entered into a Loan and Security Agreement with Summit Bank which through subsequent renewals was extended to November 30, 1998. Pursuant to such Loan Agreement, the Company and Ales also obtained from Summit Bank a three-year, $1,000,000 term loan to finance the acquisition by Ales of certain assets from SBC Corporation, Inc. ("SBC"), a manufacturer of cosmetics, skin care and treatment products.

         In addition, during 1997 the Company received net proceeds from the exercise of stock options and warrants in the amount of $735,789, which was used for working capital purposes.

         During December 1998, the Company entered into a new credit facility ("Facility") with Merrill Lynch Business Financial Services Inc. ("Merrill Lynch") which replaced the Company's previous arrangement with Summit Bank. The Facility consisted of both a revolving line of credit and a $900,000 term loan (see note 5 to the Company's consolidated financial statements ). The revolving line of credit provides for maximum borrowings of $3,300,000 (see note 4 to the Company's consolidated financial statements) against the Company's eligible accounts receivable and inventories through October 31, 2000. Outstanding borrowings under the Facility are secured by substantially all of the Company's assets. Funds available under the loan were used to replace the previous loans with Summit Bank as well as provide funds for the working capital needs of the Company. As of December 31, 1998, the outstanding balance of the working capital facility was $2,328,241 and $900,000 on the term loan. As of March 24, 1999, the outstanding balance under the working capital facility was $2,496,513 and $878,571 on the term loan. The Facility contains certain restrictive covenants which, among other things, require the maintenance of certain financial ratios and limitation on future indebtedness.

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

         The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Facility, which expires on October 31, 2000, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's long-term liquidity.

         The Company recognized the need to assure that its operations will not be adversely impacted by Year 2000 (Y2K) software failures. The impact on operations continues to be evaluated. Management has already begun to identify the revisions needed to be made to ensure that the Company will be able to process information beyond 1999 without disruption. New hardware and software has been purchased and the Company's accounting programs are presently being upgraded and revised to reduce the possibility of Y2K failure. The installation and testing of the new programs and systems should be completed by the third quarter 1999. The Company is assessing the Y2K status of its major suppliers to also reduce the likelihood of Y2K failure. Y2K compliance is not anticipated to have any material adverse effect to the Company's financial position or results of operations.

         If the Company's computer systems fail with respect to the Y2K
Issue, the Company's internal and external reporting process could be affected causing a material adverse effect on the business and financial condition of the Company. In addition, there can be no assurance that the systems of the other companies upon which the Company's systems rely will be converted or that a failure to convert by another company would not have a material adverse effect on the business and financial condition of the Company.

Cautionary Statement

         This Annual Report on Form 10-KSB contains certain forward-looking statements, including statements concerning the adequacy of the Company's sources of cash to finance its current and future operations. Actual results could differ materially from those projected as a result of various factors, including but not limited to general trends in the retail industry, consumer acceptance of any products developed and sold by the Company, and the ability of the Company to develop its "celebrity" product business.


Item 7.  Financial Statements

         The financial statements of the Company are set forth in a separate section of this Annual Report on Form 10-KSB. See "Item 13. Exhibits and Reports on Form 8-K" and the Index to Financial Statements on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         See the section captioned "Election of Directors" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 27, 1999, which section is incorporated herein by reference.


Item 10. Executive Compensation

         See the section captioned "Executive Compensation" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 27, 1999, which section is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         (a)  Security Ownership of Certain Beneficial Owners

         See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 27, 1999, which section is incorporated herein by reference.

         (b)  Security Ownership of Directors and Officers


         See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 27, 1999, which section is incorporated herein by reference.

         (c)  Changes in Control

         The Company knows of no contractual arrangements which may, at a subsequent date, result in a change of control of the Company.


Item 12.          Certain Relationships and Related Transactions

         See the section captioned "Certain Transactions" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held May 27, 1999, which section is incorporated herein by reference.


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

         10.11 Trademark License Agreement dated January 28, 1997 between Bell Abbott Haussmann Inc. and the Company (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

         10.12 Letter Agreement between the Company and LPD Packaging, Inc (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

         10.13 Merchandising License Agreement dated as of October 16, 1996 between Viacom Consumer Products, Inc. and the Company (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

         10.14 Lease dated as of February 5, 1997 between Bascom Corp. and the Company (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

         10.15 Shareholders Agreement dated June 26, 1996 among Sel-Leb Marketing, Inc., B.B. Associates, LLC, Seth Markowitz and
                  Beau Brummel Sel-Leb Marketing, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997).

         10.16 Agreement dated as of January 2, 1997 between QVC, Inc. and Beau Brummel Sel-Leb Marketing, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997).

         10.17 Product Promotion Agreement dated as of April 1997 between Philbin Enterprises and Beau Brummel Sel-Leb Marketing, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997).

         10.18 Loan and Security Agreement dated October 22, 1997 between Summit Bank, the Company and Ales (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997).

         10.19 Environmental Indemnity Agreement dated October 22, 1997 between the Company, Ales and Summit Bank (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30,
                  1997).

         10.20 Security Agreement dated September 26, 1997 between the Company and Paterson Restoration Corporation (incorporated by reference to Exhibit 10.4 to the Company's Quarterly
                  Report on Form 10-QSB for the quarterly period ended September 30, 1997).

         10.21 Stockholder's Agreement between RBCJJ Associates LLC and the Company (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997).

         10.22 Asset Purchase Agreement dated as of September 15, 1997 between SBC Corporation, Inc. and Ales (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30,
                  1997).

         10.23 Collective Bargaining Agreement dated September 1, 1997 between Local 300-S Production Service & Sales District Council I.U.C. AFL-CIO and the Company (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

         10.24 Working Capital Management Account (WCMA) and Term Loan Agreement dated as of November 24, 1998 between Sel-Leb Marketing, Inc. and Merrill Lynch Business Financial Services Inc.

         11.1 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

         23.1     Consent of J.H. Cohn LLP.

         27.1     Financial Data Schedule.

         (b)  Reports on Form 8-K

                  None

         21       Subsidiary of the Company
                  Ales Signature
                  (an 80% owned subsidiary)

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SEL-LEB MARKETING, INC.
                                 (Registrant)


                                 By:  /s/ Harold Markowitz
                                      ---------------------
                                      Harold Markowitz
                                      Chairman of the Board


                                 Date:  March 31, 1999


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     Name                                         Title                                Date
                     ----                                         -----                                ----
 /s/ Harold Markowitz                             Chairman of the Board and Director                March 31, 1999
---------------------------------------------
  Harold Markowitz


 /s/ Paul Sharp                                   President, Chief Executive Officer and            March 31, 1999
---------------------------------------------     Director (principal executive officer)
  Paul Sharp


 /s/ Jan S. Mirsky                                Executive Vice President - Finance and            March 31, 1999
---------------------------------------------     Director (principal financial and
  Jan S. Mirsky                                   accounting officer)

 /s/ Jack Koegel                                  Vice Chairman of the Board, Chief Operating       March 31, 1999
---------------------------------------------     Officer and Director
  Jack Koegel


 /s/ Jorge Lazaro                                 Executive Vice President, Secretary and           March 31, 1999
---------------------------------------------     Director
  Jorge Lazaro



 /s/ Stanley R. Goodman                           Director                                          March 31, 1999
---------------------------------------------
  Stanley R. Goodman


 /s/ Edward C. Ross                               Director                                          March 31, 1999
---------------------------------------------
  Edward C. Ross


 /s/ L. Douglas Bailey                            Director                                          March 31, 1999
---------------------------------------------
  L. Douglas Bailey


                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-2

CONSOLIDATED BALANCE SHEET
     DECEMBER 31, 1998                                                       F-3

CONSOLIDATED STATEMENTS OF INCOME
     YEARS ENDED DECEMBER 31, 1998 AND 1997                                  F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 31, 1998 AND 1997                                  F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 1998 AND 1997                                  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-7/19


                                    * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Sel-Leb Marketing, Inc.


We have audited the accompanying consolidated balance sheet of SEL-LEB MARKETING, INC. AND SUBSIDIARY as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sel-Leb Marketing, Inc. and Subsidiary as of December 31, 1998, and their results of operations and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.



                                                  J.H. COHN LLP


Roseland, New Jersey
March 25, 1999

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998


                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $    504,060
   Accounts receivable, less allowance for doubtful accounts
       of $171,456                                                    3,530,312
   Inventories                                                        6,496,298
   Deferred tax assets                                                  254,095
   Prepaid expenses and other current assets                            696,855
                                                                   ------------
            Total current assets                                     11,481,620
Property and equipment, at cost, net of accumulated depreciation
   and amortization of $590,368                                         607,650
Goodwill, net of accumulated amortization of $95,236                    250,532
Other assets                                                            101,483
                                                                   ------------

              Total                                                $ 12,441,285
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to bank                                            $  2,328,241
   Current portion of long-term debt                                    150,509
   Accounts payable                                                   1,341,602
   Accrued expenses and other liabilities                               588,765
                                                                   ------------
            Total current liabilities                                 4,409,117
Long-term debt, net of current portion                                  859,396
                                                                   ------------
            Total liabilities                                         5,268,513
                                                                   ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
       authorized; none issued                                                -
   Common stock, $.01 par value; 40,000,000 shares
       authorized; 1,089,083 shares issued and outstanding               10,891
   Additional paid-in capital                                         6,440,095
   Retained earnings                                                    766,786
   Less receivable in connection with equity transactions               (45,000)
                                                                   ------------
            Total stockholders' equity                                7,172,772
                                                                   ------------

            Total                                                  $ 12,441,285
                                                                   ============


See Notes to Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                       1998            1997
                                                                   ------------    ------------

Net sales                                                          $ 17,275,423    $ 17,374,041
                                                                   ------------    ------------

Operating expenses:
   Cost of sales                                                     13,337,039      13,119,941
   Selling, general and administrative expenses                       3,545,248       4,052,410
                                                                   ------------    ------------
            Totals                                                   16,882,287      17,172,351
                                                                   ------------    ------------

Operating income                                                        393,136         201,690
                                                                   ------------    ------------

Other income (expense):
   Interest expense, net of interest income of $4,346 and $2,136       (264,104)       (149,278)
   Unusual item - gain on sale of portion of minority interest
       in subsidiary                                                     75,729
   Other                                                                 20,847          (1,145)
                                                                   ------------    ------------
            Totals                                                     (167,528)       (150,423)
                                                                   ------------    ------------

Income before provision for income taxes                                225,608          51,267

Provision for income taxes                                               74,724          23,623
                                                                   ------------    ------------

Net income                                                         $    150,884    $     27,644
                                                                   ============    ============


Basic net earnings per share                                       $        .14    $        .03
                                                                   ============    ============

Basic weighted average shares outstanding                             1,089,083       1,083,498
                                                                   ============    ============


See Notes to Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                                                Receivable in
                                                       Common Stock           Additional                          Connection
                                                 ----------------------        Paid-in          Retained         with Equity
                                                   Shares        Amount        Capital          Earnings         Transactions
                                                 ---------      -------       ----------        --------           --------

Balance, January 1, 1997                         8,268,477      $82,685       $5,632,512        $588,258           $(60,000)

Net proceeds from exercise
   of warrants                                     293,250        2,932          435,546

Net proceeds from exercise
   of stock options                                151,000        1,510          295,801

Payment of receivables in
   connection with sale of
   warrant                                                                                                           15,000

Net income                                                                                        27,644
                                                 ---------      -------       ----------        --------           --------

Balance, December 31, 1997                       8,712,727       87,127        6,363,859         615,902            (45,000)

Effect of 1-for-8 reverse
   split                                        (7,623,644)     (76,236)          76,236

Net income                                                                                       150,884
                                                 ---------      -------       ----------        --------           --------

Balance, December 31, 1998                       1,089,083      $10,891       $6,440,095        $766,786           $(45,000)
                                                 =========      =======       ==========        ========           ========




                                            Total
                                        Stockholders'
                                           Equity
                                         ----------
Balance, January 1, 1997                 $6,243,455

Net proceeds from exercise
   of warrants                              438,478

Net proceeds from exercise
   of stock options                         297,311

Payment of receivables in
   connection with sale of
   warrant                                   15,000

Net income                                   27,644
                                         ----------

Balance, December 31, 1997                7,021,888

Effect of 1-for-8 reverse
   split

Net income                                  150,884
                                         ----------

Balance, December 31, 1998               $7,172,772
                                         ==========

See Notes to Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEAR ENDED DECEMBER 31, 1998 AND 1997


                                                                     1998           1997
                                                                 -----------    -----------

Operating activities:
   Net income                                                    $   150,884    $    27,644
   Adjustments to reconcile net income to net cash used in
      operating activities:
      Depreciation and amortization                                  281,452        230,023
      Allowance for doubtful accounts                                240,000        229,000
      Net gain on sale of interest in subsidiary                     (75,729)
      Deferred income taxes                                          (80,440)       (78,655)
      Changes in operating assets and liabilities:
         Accounts receivable                                        (810,316)        58,816
         Inventories                                                (681,625)    (1,498,549)
         Prepaid expenses and other current assets                   139,001       (532,921)
         Other assets                                                 (4,407)         8,470
         Accounts payable, accrued expenses and other
             liabilities                                             535,884       (282,454)
                                                                 -----------    -----------
                  Net cash used in operating activities             (305,296)    (1,838,626)
                                                                 -----------    -----------

Investing activities:
   Purchases of property and equipment                              (375,892)      (317,630)
   Proceeds from sale of interest in subsidiary                       81,137
   Proceeds from adjustments to purchase price for
      acquired business                                               37,500
                                                                 -----------    -----------
                  Net cash used in investing activities             (257,255)      (317,630)
                                                                 -----------    -----------

Financing activities:
   Net proceeds from notes payable to bank                           928,241        430,000
   Net proceeds from long-term debt                                  928,752      1,100,000
   Repayments of long-term debt                                   (1,014,464)        (4,383)
   Loan financing costs                                              (25,606)
   Net proceeds from exercise of warrants and stock options                         735,789
   Collection of receivable in connection with sale of warrant                       15,000
                                                                 -----------    -----------
                  Net cash provided by financing activities          816,923      2,276,406
                                                                 -----------    -----------

Net increase in cash and cash equivalents                            254,372        120,150

Cash and cash equivalents, beginning of year                         249,688        129,538
                                                                 -----------    -----------

Cash and cash equivalents, end of year                           $   504,060    $   249,688
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                 $   268,450    $   130,544
                                                                 ===========    ===========

   Income taxes paid                                             $    18,500    $   400,714
                                                                 ===========    ===========


See Notes to Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and summary of significant accounting policies:

                Organization and principles of consolidation:

                    The accompanying consolidated financial statements include the accounts of Sel-Leb Marketing, Inc. (a New York Corporation) and Ales Signature, Ltd. ("Ales"), its 80%-owned subsidiary (see Note 2). Sel-Leb Marketing, Inc. and Ales are referred to collectively herein as the "Company." The Company is primarily engaged in manufacturing, distributing and marketing cosmetics and consumer products through mass merchandisers, discount chain stores and food, drug and electronic retailers. Ales was formed in September 1997 and commenced operations on October 23, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

                Use of estimates:

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                Revenue recognition:

                    Sales are recognized upon the shipment of the related product.

                Cash equivalents:

                    The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

                Inventories:

                    Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                Property and equipment:

                    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided for over the term of the lease.

                Goodwill:

                    Goodwill is comprised of costs in excess of net assets of acquired businesses that are being amortized on a straight-line basis over periods not exceeding ten years. The Company periodically evaluates the recoverability of its goodwill and measures the amount of impairment, if any, by assessing, among other things, the market and economic conditions related to, and the current and estimated future levels of income and cash flows to be generated by, the acquired businesses.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and summary of significant accounting policies
         (continued):

                Product development costs:

                    The Company expenses product development costs as incurred. Product development costs charged to operations amounted to approximately $66,000 and $69,000 in 1998 and 1997, respectively.

                Advertising:

                    The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to $151,000 and $228,000 in 1998 and 1997, respectively.

                Reverse split:

                    The numbers of common shares and the per share amounts in these notes and the accompanying consolidated financial statements have been retroactively adjusted, where appropriate, for a 1-for-8 reverse split effected on June 19, 1998.

                Stock options:

                    In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the Company will only recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. The Company will also make pro forma disclosures, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

                Income taxes:

                    The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and summary of significant accounting policies
(concluded):

                Earnings per share:

                    The Company has presented "basic" earnings per share in the accompanying consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                    Diluted earnings per share has not been presented because the exercise prices of all of the outstanding stock options and warrants exceeded the average fair market value during 1998 and 1997 and there were no additional shares derived from the assumed exercise of stock options and warrants and the application of the treasury stock method.

                Recent accounting pronouncements:

                    The FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") had issued certain accounting pronouncements as of December 31, 1998 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect as of December 31, 1998.

                Reclassifications:

                    Certain accounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentations.


Note 2 - Acquisition:

                During September 1997, the Company and an unrelated third party (the "minority stockholder") formed Ales for the purpose of acquiring the line of cosmetics and other beauty products from SBC Corporation, Inc. ("SBC") that manufactures mid-priced cosmetic and skin care and treatment products. The Company received a 90% equity interest in Ales and the minority stockholder received the remaining 10% equity interest. Ales acquired the beauty products line on October 23, 1997 for an initial cash payment of $670,000. The cash payment was funded by a portion of the proceeds of a term loan through a transfer directly from the lender to the seller; (accordingly, the payment is not reflected in the accompanying 1997 consolidated statement of cash flows).

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Acquisition (concluded):

                The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the accompanying 1997 consolidated statement of income from the date of acquisition. Costs of acquisition of approximately $570,000 and $100,000 were allocated to inventories and goodwill, respectively. In December 1998, the Company received $37,500 based on adjustments to the initial purchase price agreed to by SBC and, as a result, goodwill was reduced by that amount.

                On March 31, 1998, the Company, which at that date owned a 90% interest in Ales, entered into an agreement whereby it reduced its interest to 80% by selling an additional 10% interest to the minority stockholder for total consideration of $81,137 which was paid in installments prior to December 31, 1998. As a result of the sale, the Company recognized a gain of $75,729, before giving effect to any related income tax effects, which has been reflected separately as an unusual item in the accompanying 1998 consolidated statement of income.

                Unaudited pro forma information giving effect to the acquisition and the subsequent sale of the 10% interest in Ales, as if the acquisition had been consummated on, and the Company had owned an 80% interest in Ales from, January 1, 1997, follows:


                                                      1998             1997
                                                  -----------      -----------

                    Revenue                       $17,262,000      $17,937,000
                    Net income                        161,000          127,000
                    Basic net earnings
                       per share                          .15              .12

                The minority interest in the net equity of Ales as of December 31, 1998 and the minority interest in the results of its operations in 1998 and 1997 were immaterial.


Note 3 - Property and equipment:

                Property and equipment at December 31, 1998 consisted of the following:

                                                     Estimated
                                                       Useful
                                                       Lives           Amount
                                                    ------------    -----------

                Machinery and equipment             5 to 7 years    $   779,843
                Display fixtures                    2 to 3 years        253,510
                Computer equipment                  3 to 5 years        113,524
                Leasehold improvements                  10 years         51,141
                                                                    -----------
                                                                      1,198,018
                Less accumulated depreciation
                   and amortization                                     590,368
                                                                    -----------
                    Total                                           $   607,650
                                                                    ===========


                Depreciation expense aggregated $242,494 and $199,629 in 1998 and 1997, respectively.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Note payable to bank:

                During December 1998, the Company obtained a new credit facility (the "Facility") from Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). The Facility consists of a revolving line of credit and a $900,000 term loan (see Note 5). The revolving line of credit provides for maximum borrowings of $3,300,000 against the Company's eligible accounts receivable and inventories through October 31, 2000. Borrowings bear interest, which is payable monthly, at 2.65% above the 30-day commercial paper rate (an effective rate of 7.75% as of December 31, 1998). Outstanding borrowings under the Facility are secured by substantially all of the Company's assets.

                The loan agreement with Merrill Lynch contains certain restrictive covenants which, among other things, require the maintenance of certain financial ratios and limit additional indebtedness.


Note 5 - Long-term debt:

                At December 31, 1998, long-term debt consisted of the following:

                    Term loan payable to Merrill Lynch (A)         $  900,000
                    Loan payable to Paterson Restoration
                       Corporation (B)                                 86,186
                    Other                                              23,719
                                                                   ----------
                                                                    1,009,905
                    Less current portion                              150,509
                                                                   ----------

                    Long-term debt                                 $  859,396
                                                                   ==========

                    (A) Payable in monthly installments of $10,714 plus interest at 2.8% above the 30-day commercial paper rate through January 2006, at which time the unpaid balance is due. The loan is secured by substantially all of the assets of the Company (see Note 4).

                    (B) The loan is payable in monthly installments of $1,461 for principal and interest at 6% through October 1, 2004, at which time the unpaid balance is due. The loan is secured by a second lien on the Company's machinery and equipment.

                Principal amounts due under the Company's long-term obligations in each of the five years subsequent to December 31, 1998 are as follows:

                    Year Ending
                    December 31,                    Amount
                    ------------                    ------

                         1999                      $150,509
                         2000                       152,108
                         2001                       147,339
                         2002                       143,778
                         2003                       144,716

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Preferred stock and stock options:

                Preferred stock:

                    On May 27, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation which authorizes the issuance by the Company of up to 10,000,000 shares of preferred stock with a par value of $.01 per share. No shares of preferred stock had been issued by the Company as of December 31, 1998.

                Stock options:

                    The Company has a Stock Option Plan (the "Option Plan") which provides for the issuance of incentive stock options and nonincentive stock options to employees of the Company for the purchase of shares of common stock at a price not less than the fair market value of the shares on the date of grant, provided that the exercise price of any incentive stock option granted to an employee owning more than 10% of the outstanding common shares of the Company is not less than 110% of the fair market value of the shares on the date of grant. The term of each option and the manner of exercise are determined by the Board of Directors. Employees are fully vested in the options three years after the date of grant and the options are exercisable up to 10 years after the date of the grant.

                    In addition, the Company has a Nonemployee Directors' Stock Option Plan (the "Directors' Plan") which provides for the issuance of options to nonemployee directors of the Company for the purchase of shares of common stock at a price that is not less than the fair market value of the shares on the date of grant. The term of each option and the manner of exercise is determined by the Board of Directors, but the options cannot be exercisable more than 10 years after the date of grant. Upon election to the Board of Directors, and after each reelection, each nonemployee director is granted an option to purchase 625 common shares exercisable from the date of grant.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Preferred stock and stock options (continued):

                Stock options (continued):

                    A summary of the status of the Company's shares subject to options as of December 31, 1998 and 1997 and changes during the years then ended is presented below:


                                                                               1998                         1997
                                                                     -----------------------        -------------------
                                                                                    Weighted                   Weighted
                                                                      Shares         Average         Shares     Average
                                                                        or          Exercise           or      Exercise
                                                                      Price          Price            Price      Price
                                                                     --------       --------        -------    --------

                         Outstanding, at beginning of
                            year                                      150,156        $17.14         152,312     $20.16
                         Granted (A)                                  196,188          3.89          34,313      13.12
                         Canceled (A)                                (138,938)        16.64         (17,594)     36.80
                         Exercised                                                                  (18,875)     15.76
                                                                     --------                       -------

                         Outstanding, at end of year                  207,406       $  4.94         150,156     $17.14
                                                                     ========       =======         =======     ======

                         Options exercisable, at
                            end of year                               138,672                       94,375
                                                                     ========                       ======

                         Weighted average fair value
                            of options granted during
                            the year                                    $3.77                       $10.32
                                                                        =====                       ======


                         (A) Options granted and canceled include shares subject to options for which the exercise price was reduced in 1998 and 1997 as set forth below:



                                                          Original      Adjusted
                                                          Exercise      Exercise
                                              Shares       Price          Price
                                              ------      --------      --------

                               1998:
                                                 313       $47.00        $  .87
                                              37,750        22.00          6.50
                                               3,125        22.00          4.00
                                              59,625        13.33          6.50
                                                 125        13.00          4.00
                                               1,250        10.54          8.00
                                                  63        10.54          4.00
                                              12,624         4.00           .87
                                            --------

                                 Total       114,875
                                            ========

                               1997:
                                              10,563        45.04          4.00
                                            ========

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Preferred stock and stock options (continued):

                Stock options (continued):

                    The following table summarizes information about fixed stock options outstanding at December 31, 1998:



                                    Options Outstanding                           Options Exercisable
                    ---------------------------------------------     ----------------------------------------
                                                       Weighted
                                                        Average
                                                        Years of      Weighted                        Weighted
                                                       Remaining       Average                         Average
                        Exercise           Number     Contractual     Exercise          Number        Exercise
                         Prices         Outstanding      Life           Price         Exercisable       Price
                    ------------        -----------   -----------     --------        -----------     --------

                         $.875             77,936        9.52         $  .875            25,438       $  .875
                       1.16-2.50           13,125        9.40            1.89             3,281          1.89
                       4.00-4.25            6,501        8.02            4.05             4,016          4.02
                         6.50              97,375        6.58            6.50            97,375          6.50
                      8.00-16.00            9,531        7.73           13.19             6,406         13.23
                     42.00-54.00            2,938        7.47           52.06             2,156         52.27
                                          -------                                     ---------

                    $.875-$54.00          207,406        7.97            4.94           138,672       $  6.29
                    ============          =======        ====          ======           =======       =======

                    At December 31, 1998, the Company had warrants outstanding for the purchase of 725,496 shares of common stock which are exercisable through March 21, 2000 at exercise prices ranging from the equivalent of $5.12 to $16.00 per share. The Company received proceeds of $438,478 in 1997 upon the exercise of warrants to purchase 36,656 shares of common stock at exercise prices ranging from the equivalent of $5.12 to $16.00 per share. There were no other changes in the number of warrants outstanding during 1998 and 1997.

                    At December 31, 1998, shares of common stock were reserved for the following:

                      Exercise of outstanding stock options             207,406
                                                                      ---------

                      Exercise of stock options available
                         for grant:
                          Option Plan                                   220,719
                          Directors' Plan                                28,125
                                                                      ---------
                             Total                                      248,844
                                                                      ---------

                      Exercise of warrants                              725,496
                                                                      ---------

                            Total                                     1,181,746
                                                                      =========

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Preferred stock and stock options (continued):

                Stock options (continued):

                    Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options and warrants granted to employees and the exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost was recognized in the accompanying 1998 and 1997 consolidated financial statements for stock options and warrants granted to employees. The pro forma amounts computed as if the Company had elected to recognize compensation cost for stock options and warrants granted to employees based on the fair value of the options and warrants at the date of grant as prescribed by SFAS 123 and the related historical amounts reported in the accompanying consolidated statements of income are set forth below:


                                                                     1998             1997
                                                                  ---------        ----------

                         Net income - as reported                 $ 150,884        $   27,644
                                                                  =========        ==========
                         Net loss - pro forma                     $(306,556)        $(326,181)
                                                                  =========         =========
                         Basic earnings per share
                            - as reported                             $ .14             $ .03
                                                                      =====             =====
                         Basic loss per share - pro forma             $(.28)            $(.32)
                                                                      =====             =====

                    The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1998 and 1997:


                                                              1998        1997
                                                            --------    --------

                         Expected volatility                  160%          40%
                         Risk-free interest rate              5.2%         6.3%
                         Expected years of option life        5.0          5.0
                         Expected dividends                     0%           0%

                    Substantially all of the pro forma charge for compensation of $457,440 (net of tax benefits) in 1998 derived from the fair value option pricing model was attributable to the effects of the options that were repriced during the year.


Note 7 - Income taxes:

                Deferred tax assets at December 31, 1998 were attributable to temporary differences related to the following:

                    Inventories                      $128,730
                    Allowance for bad debts            69,830
                    Other                              55,535
                                                     --------
                         Net deferred tax assets     $254,095
                                                     ========

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Income taxes (concluded):

                The net provision for income taxes in 1998 and 1997 consisted of the following provisions (credits):


                                                     1998            1997
                                                  ----------      ---------

                    Federal:
                       Current                      $130,206        $85,569
                       Deferred                      (69,370)       (55,155)
                                                  ----------       --------
                              Totals                  60,836         30,414
                                                  ----------       --------

                    State:
                       Current                        24,958         16,709
                       Deferred                      (11,070)       (23,500)
                                                  ----------       --------
                              Totals                  13,888         (6,791)
                                                  ----------      ---------

                              Totals               $  74,724        $23,623
                                                   =========        =======

                The provision for income taxes in 1998 and 1997 differs from the amount computed using the Federal statutory rate of 34% as a result of the following:


                                                                 1998       1997
                                                                 ----       ----

                 Tax at Federal statutory rate                    34%       34%
                 Increase (decrease) from effects of:
                    State income taxes, net of Federal
                       income tax benefit                          4        (8)
                    Nondeductible expenses and other
                       permanent differences                       8        37
                    Prior year overaccruals                      (10)
                    Other (primarily surtax exemption)            (3)      (18)
                                                                ----       ---

                           Totals                                 33%       45%
                                                                ====       ===


Note 8 - Commitments and contingencies:

                Leases:

                    The Company has a noncancelable operating lease for office and warehouse facilities which commenced on April 7, 1997 and expires on March 31, 2002. In addition to base rentals, the lease requires payments for real estate taxes and other operating costs.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and contingencies (continued):

                Leases (concluded):

                    The future minimum rental payments under the leases as of December 31, 1998 were as follows:

                         Year Ending
                         December 31,                      Amount
                         ------------                     --------

                           1999                           $187,870
                           2000                            203,537
                           2001                            203,537
                           2002                             50,884
                                                          --------

                                 Total                    $645,828
                                                          ========

                    Rent expense amounted to approximately $253,000 and $212,000 in 1998 and 1997, respectively.

                Employment agreements:

                    The Company has entered into employment agreements with five officers which expire at various times through July 2000.

                    The future minimum payments under the employment agreements as of December 31, 1998 aggregated $562,500, of which $375,000 is payable in 1999 and $187,500 is payable in 2000.

                Promotional and licensing agreements:

                    The Company has various promotional and licensing agreements whereby it pays royalty fees to celebrities and/or licensors based upon a percentage of net sales attributable to the celebrities' appearances or sales of the licensor's products. Royalty fees charged to operations amounted to approximately $434,000 and $308,000 in 1998 and 1997, respectively.

                Litigation:

                    The Company is involved in various claims and lawsuits incidental to its business. Management believes that the probable resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company.

                Concentrations of credit risk:

                    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents primarily in money market accounts with major financial institutions that have high credit ratings. At times, such amounts may exceed Federally insured limits.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and contingencies (concluded):

                Concentrations of credit risk (concluded):

                    The Company generally extends credit to its customers, a significant portion of which are in the retail industry. Approximately 46% and 42% of the Company's net sales were derived from its two major customers during 1998 and 1997, respectively. The two customers also accounted for approximately $1,971,000 of the Company's accounts receivable balance at December 31, 1998. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at December 31, 1998.


Note 9 - Fair value of financial instruments:

                The Company's material financial instruments at December 31, 1998 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) notes payable and long-term debt were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.


Note 10- Segment information:

                During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales and gross margins in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments: "Opportunity" and "Cosmetics". The Opportunity segment is comprised of the operations connected with the acquisition, sale and distribution of name-brand and off-brand products which are purchased from close-out, overstocked and/or change-of-packaging brand name items. The Cosmetics segment is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" and "tie-in" cosmetic and health and beauty aid products and designer and all other fragrances.

                    SEL-LEB MARKETING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10- Segment information (concluded):

         Net sales, cost of sales and other related segment information follows:

                                                                    1998               1997
                                                                    ----               ----
         Net sales:
             Opportunity                                       $  7,615,130        $  7,204,000
             Cosmetics                                            9,660,293          10,170,041
                                                               ------------        ------------
                    Total net sales                              17,275,423          17,374,041
                                                               ------------        ------------

         Cost of sales:
             Opportunity                                          6,782,946           6,340,100
             Cosmetics                                            6,554,093           6,779,841
                                                               ------------        ------------
                    Total cost of sales                          13,337,039          13,119,941

         Selling, general and administrative expenses             3,545,248           4,052,410
                                                               ------------        ------------
                    Total operating expenses                     16,882,287          17,172,351
                                                               ------------        ------------

         Operating income                                           393,136             201,690
                                                               ------------        ------------

         Other income (expense):
             Interest expense, net                                 (264,104)           (149,278)
             Unusual item - gain on sale of portion
                of minority interest                                 75,729
             Other                                                   20,847              (1,145)
                                                               ------------        ------------
                    Totals                                         (167,528)           (150,423)
                                                               ------------        ------------

         Income before provision for income taxes              $    225,608        $     51,267
                                                               ============        ============

         Segment assets:
              Inventories:
                Opportunity                                    $    781,178        $    544,370
                Cosmetics                                         5,715,120           5,270,303
                                                               ------------        ------------
                    Totals                                        6,496,298           5,814,673
              Other assets                                        5,944,987           5,091,907
                                                               ------------        ------------
                    Total assets                               $ 12,441,285        $ 10,906,580
                                                               ============        ============


                                     * * *
                                     F-19