Form 10QSB
period 1999-03-31
SEL-LEB MARKETING INC
filed 1999-05-17
CIK 934853

                    U.S. Securities and Exchange Commission
                             Washington, D.C 20549

                                  Form 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
    For the transition period from ________________ to __________________


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

                                Yes [X]    No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,128,259 shares of common stock as of May 14, 1999.

         Transitional Small Business Disclosure Format (check one):

                                Yes [ ]    No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                                                                           PAGE
                                                                           ----
Part I -  Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 1999
            (Unaudited) and December 31, 1998                                  1



            Condensed Consolidated Statements of Operations Three Months
            Ended March 31,1999 and 1998 (Unaudited)                           2

            Condensed Consolidated Statement of Changes in Stockholders'
            Equity Three Months Ended March 31, 1999 (Unaudited)               3

            Condensed Consolidated Statements of Cash Flows Three Months
            Ended March 31, 1999 and 1998 (Unaudited)                          4

            Notes to Condensed Consolidated Financial Statements             5-9

Item 2.     Management's Discussion and Analysis or Plan of Operation      10-12


Part II - Other Information

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

Part I - Financial Information

Item 1.   Financial Statements

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                           March         December
                                  ASSETS                                 31, 1999        31, 1998
                                  ------                               ------------    ------------
                                                                        (Unaudited)       (Note 1)
Current assets:
     Cash and cash equivalents                                         $    205,925    $    504,060
     Accounts receivable, less allowance for doubtful accounts
         of $204,270 and $171,456                                         4,096,686       3,530,312
     Inventories                                                          7,080,542       6,496,298
     Deferred tax assets                                                    254,095         254,095
     Prepaid expenses and other current assets                              730,394         696,855
                                                                       ------------    ------------
              Total current assets                                       12,367,642      11,481,620
Property and equipment, at cost, net of accumulated depreciation
     and amortization of $649,168 and $590,368                              582,372         607,650
Goodwill, net of accumulated amortization of $103,846 and
     $95,236                                                                241,922         250,532
Other assets                                                                 97,433         101,483
                                                                       ------------    ------------

              Totals                                                   $ 13,289,369    $ 12,441,285
                                                                       ============    ============


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
     Note payable to bank                                              $  2,545,932    $  2,328,241
     Current portion of long-term debt                                      150,895         150,509
     Accounts payable                                                     1,735,839       1,341,602
     Accrued expenses and other liabilities                                 721,116         588,765
                                                                       ------------    ------------
              Total current liabilities                                   5,153,782       4,409,117
Long-term debt, net of current portion                                      840,497         859,396
                                                                       ------------    ------------
              Total liabilities                                           5,994,279       5,268,513
                                                                       ------------    ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
         authorized; none issued                                               --              --
     Common stock, $.01 par value; 40,000,000 shares authorized;
         1,089,551 and 1,089,083 shares issued and outstanding               10,896          10,891
     Additional paid-in capital                                           6,441,962       6,440,095
     Retained earnings                                                      887,232         766,786
     Less receivable in connection with equity transactions                 (45,000)        (45,000)
                                                                       ------------    ------------
              Total stockholders' equity                                  7,295,090       7,172,772
                                                                       ------------    ------------

              Totals                                                   $ 13,289,369    $ 12,441,285
                                                                       ============    ============

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1999
                                   (Unaudited)

                                                                            1999           1998
                                                                        -----------    -----------
Net sales                                                               $ 4,424,315    $ 4,019,008
                                                                        -----------    -----------

Operating expenses:
     Cost of sales                                                        3,079,667      2,967,800
     Selling, general and administrative expenses                         1,087,635      1,345,460
                                                                        -----------    -----------
           Totals                                                         4,167,302      4,313,260
                                                                        -----------    -----------

Operating income (loss)                                                     257,013       (294,252)
                                                                        -----------    -----------

Other income (expense):
     Interest expense, net of interest income of $1,862 and $4,519          (61,667)       (52,209)
     Unusual item - gain on sale of portion of minority interest
         in subsidiary                                                                      75,729
     Other                                                                                  (2,004)
                                                                        -----------    -----------
           Totals                                                           (61,667)        21,516
                                                                        -----------    -----------

Income (loss) before provision (credit) for income taxes                    195,346       (272,736)

Provision (credit) for income taxes                                          74,900        (97,049)
                                                                        -----------    -----------

Net income (loss)                                                       $   120,446    $  (175,687)
                                                                        ===========    ===========

Basic net earnings (loss) per share                                     $       .11    $      (.16)
                                                                        ===========    ===========

Basic weighted average shares outstanding                                 1,089,180      1,088,588
                                                                        ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                                                                   Receivable in
                                     Common Stock         Additional                 Connection       Total
                               ----------------------      Paid-in       Retained    with Equity   Stockholders'
                                 Shares       Amount       Capital       Earnings   Transactions      Equity
                               ---------     --------     ----------     --------   ------------   -------------
Balance, January 1, 1999       1,089,083     $ 10,891     $6,440,095     $766,786     $(45,000)     $7,172,772

Net proceeds from exercise
    of stock options                 468            5          1,867                                     1,872

Net income                                                                120,446                      120,446
                               ---------     --------     ----------     --------     --------      ----------

Balance, March 31, 1999        1,089,551     $ 10,896     $6,441,962     $887,232     $(45,000)     $7,295,090
                               =========     ========     ==========     ========     ========      ==========


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                        1999         1998
                                                                     ---------    ---------
Operating activities:
     Net income (loss)                                               $ 120,446    $(175,687)
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
         Depreciation and amortization                                  67,410       57,178
         Allowance for doubtful accounts                                32,814       85,000
         Net gain on sale of interest in subsidiary                                 (75,729)
         Changes in operating assets and liabilities:
              Accounts receivable                                     (599,188)    (949,144)
              Inventories                                             (584,244)     406,688
              Prepaid expenses and other current assets                (33,539)     (82,190)
              Other assets                                               4,050       (6,194)
              Accounts payable, accrued expenses and other
                  liabilities                                          526,588      473,196
                                                                     ---------    ---------
                      Net cash used in operating activities           (465,663)    (266,882)
                                                                     ---------    ---------

Investing activities - purchases of property and equipment             (33,522)    (232,510)
                                                                     ---------    ---------

Financing activities:
     Proceeds from notes payable to Bank                               217,691      300,000
     Repayments of long-term debt                                      (18,513)        (446)
     Net proceeds from exercise of warrants and stock options            1,872
                                                                     ---------    ---------
                      Net cash provided by financing activities        201,050      299,554
                                                                     ---------    ---------

Net decrease in cash and cash equivalents                             (298,135)    (199,838)

Cash and cash equivalents, beginning of period                         504,060      249,688
                                                                     ---------    ---------

Cash and cash equivalents, end of period                             $ 205,925    $  49,850
                                                                     =========    =========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Organization and basis of presentation:
            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of March 31, 1999, its results of operations and cash flows for the three months ended March 31, 1999 and 1998 and its changes in stockholders' equity for the three months ended March 31, 1999. Sel-Leb and Ales are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 1998 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

            The consolidated results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Reverse split:
            The numbers of common shares and the per share amounts set forth herein have been retroactively adjusted, where appropriate, for a 1-for-8 reverse split effected on June 19, 1998.


Note 3 - Earnings per share

           As further explained in Note 1 in the 10-KSB, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which require the presentation of "basic" and, if appropriate, "diluted" earnings (loss) per common share.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3 - Earnings per share (concluded):
            Since the exercise prices of substantially all of the Company's outstanding options and warrants exceeded the fair market value of the Company's common stock, the assumed exercise of those options and warrants and the application of the treasury stock method would not result in an increase in the weighted average number of common shares outstanding for the three months ended March 31, 1999 and 1998 and, accordingly, dilutive per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations.


Note 4 - Note payable under revolving line of credit:
            The balance of the note payable of $2,545,932 as of March 31, 1999 arose from borrowings under a revolving credit agreement with Merrill Lynch Business Financial Services, Inc. (see Note 4 in the 10-KSB). Borrowings bear interest, payable monthly, at 2.65% above the 30-day commercial paper rate (7.75% at March 31, 1999). Pursuant to an amendment to the agreement, the maximum borrowings will temporarily increase to $3,800,000 during the period from April 20, 1999 to October 31, 1999 and will revert to $3,300,000 until the expiration of the agreement on October 31, 2000.


Note 5 - Sale of minority interest in subsidiary:
            On March 31, 1998, the Company, which at that date owned a 90% interest in Ales, entered into an agreement whereby it reduced its interest to 80% by selling an additional 10% interest to the minority stockholder for total consideration of $81,137 (see Note 2 in the 10-KSB). As a result of the sale, the Company recognized a gain of $75,729, before giving effect to any related income tax effects, which has been reflected separately as an unusual item in the accompanying 1998 condensed consolidated statement of operations.

            The minority interest in the net equity of Ales as of March 31, 1999 and the minority interest in the results of its operations in the three months ended March 31, 1999 and 1998 were immaterial.


Note 6 - Preferred stock, stock options and warrants:
           Preferred stock:
              On May 27, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation which authorizes the issuance by the Company of up to 10,000,000 shares of preferred stock with a par value of $.01 per share. No shares of preferred stock had been issued by the Company as of March 31, 1999.

            Stock option plans and warrants:
               Descriptions of the Company's stock option plans and other information related to stock options and warrants are included in
               Note 6 in the 10-KSB. Certain information related to options and warrants outstanding at March 31, 1999 and changes in options and warrants outstanding during the three months ended March 31, 1999 are summarized below.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Stock options and warrants (continued):
            Shares subject to options:
               A summary of the status of the Company's shares subject to options as of March 31, 1999 and changes during the three months then ended is presented below:

                                                            Weighted
                                                             Shares     Average
                                                               or       Exercise
                                                              Price      Price
                                                             -------     -----

                  Outstanding, at January 1, 1999            207,406     $4.94
                  Granted (A)                                 42,500      3.09
                  Canceled (A)                                (6,250)     6.50
                  Exercised                                     (468)     4.00
                                                             -------

                  Outstanding, at March 31, 1999             243,188     $4.58
                                                             =======     =====

                  Options exercisable, at March 31, 1999     147,664
                                                             =======

                  Weighted average fair value of options
                     granted during the three months
                     ended March 31, 1999                      $3.00
                                                               =====

                  (A) Options granted and canceled include options for the purchase of 6,250 shares for which the exercise price was reduced from $6.50 to $4.00 per share.

            Shares subject to warrants:
               At March 31, 1999, the Company had warrants outstanding for the purchase of 725,496 shares of common stock of which 677,785 are exercisable through July 12, 1999 and the balance are exercisable through March 21, 2000. The warrants are exercisable at prices ranging from the equivalent of $2.50 to $16.00 per share.

            Shares reserved for issuance:
               At March 31, 1999, shares of common stock were reserved for the following:

                  Exercise of outstanding stock options                 243,188
                                                                      ----------
                  Exercise of stock options available for grant:
                     Option Plan                                        184,469
                     Directors' Plan                                     28,125
                                                                      ----------
                        Total                                           212,594
                                                                      ----------
                  Exercise of warrants                                  725,496
                                                                      ----------
                        Total                                         1,181,278
                                                                      ==========

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7- Segment information:
            During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales and gross margins in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments: "Opportunity" and "Cosmetics". The Opportunity segment is comprised of the operations connected with the acquisition, sale and distribution of name-brand and off-brand products which are purchased from close-out, overstocked and/or change-of-packaging brand name items. The Cosmetics segment is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" and "tie-in" cosmetic and health and beauty aid products and designer and all other fragrances.

            Net sales, cost of sales and other related segment information for the three months ended March 31, 1999 and 1998 follows:

                                                                 1999           1998
                                                              ----------     ----------
               Net sales:
                   Opportunity                                $1,850,754     $1,771,607
                   Cosmetics                                   2,573,561      2,247,401
                                                              ----------     ----------
                          Total net sales                      4,424,315      4,019,008
                                                              ----------     ----------

               Cost of sales:
                   Opportunity                                 1,590,786      1,523,802
                   Cosmetics                                   1,488,881      1,443,998
                                                             -----------      ---------
                          Total cost of sales                  3,079,667      2,967,800

               Selling, general and administrative expenses    1,087,635      1,345,460
                                                              ----------     ----------
                          Total operating expenses             4,167,302      4,313,260
                                                              ----------     ----------

               Operating income (loss)                           257,013       (294,252)
                                                              ----------     ----------

               Other income (expense):
                   Interest expense, net                         (61,667)       (52,209)
                   Unusual item - gain on sale of portion
                      of minority interest                            -          75,729
                   Other                                              -          (2,004)
                                                              ----------     ----------
                          Totals                                 (61,667)        21,516
                                                              ----------     ----------

               Income (loss) before provision (credit)
                   for income taxes                           $  195,346     $ (272,736)
                                                              ==========     ==========

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 8 - Subsequent events:
            During the period from April 1, 1999 to May 14, 1999, the Company received proceeds of $55,242 upon the exercise of options and warrants to purchase 38,708 shares of common stock at exercise prices ranging from $.87 to $4.25 per share. In addition, the Company granted options to purchase 52,900 shares of common stock at exercise prices ranging from $4.75 to $7.88 per share.



                                      * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto. This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to general trends in the retail industry, the ability of the Company to successfully implement its expansion plans, including its planned website, consumer acceptance of any products developed and sold by the Company, the ability of the Company to develop its "celebrity" product business and other factors set forth herein or in reports and other documents filed by the Company with the SEC.

Consolidated Results of Operations: Three Month Period Ended March 31, 1999 Compared to the Corresponding Period Ended March 31, 1998

         The Company has two principal business segments (see Note 7 to the Company's condensed consolidated financial statements): opportunity and cosmetics. Net sales for the three months ended March 31, 1999 were $4,424,315 compared to $4,019,008 for the three months ended March 31, 1998, representing an increase of 10.1%. This increase in net sales resulted primarily in the cosmetics segment, which increased approximately 14.5%, while the opportunity segment increased by 4.4%.

         As a result of the increase in sales, cost of sales also increased from $2,967,800 for the three month period in 1998 to $3,079,667 for the same period in 1999. However, the cost of goods as a percentage of sales decreased from 73.8% in 1998 to 69.6% in 1999. The primary reasons for this decrease were (1) the increase in sales of the Company's cosmetic products as a percentage of total sales, which products typically generate a higher gross margin and (2) the Company `s having continued its effort during the three months ended March 31, 1999 to dispose of merchandise which generated lower margins. In addition, senior management spent increased time on purchases, production and inventory management which resulted in a greater proportion of expenses being allocated to cost of sales.

         Selling, general and administrative ("SG&A") expenses decreased from $1,345,460 for the three month period ended March 31, 1998 to $1,087,635 for the same period in 1999. Generally, the principal components of the Company's SG&A expenses are payroll, rent, commission, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses. During the latter half of 1998, and continuing into early 1999, the Company realigned management and support responsibilities whereby more time of senior management was spent on purchasing, production and inventory management. As a result of this realignment, a greater proportion of costs were allocated to production as opposed to SG&A. In addition, more sales were generated by non-commission, in house personnel for the three month period ended March 31, 1999 as compared to the three month period ended March 31,1998.

         As a result of the decrease in SG&A expenses, which was partially offset by the increase in the cost of sales, total operating expenses decreased from $4,313,260 in the three month period ended March 31, 1998 to $4,167,302 in the three month period ended March 31, 1999. As a result of these decreased operating expenses, operating income increased by $551,265 from a loss of $294,252 for the period ended March 31, 1998 to a profit of $257,013 for the comparable period in 1999.

         During the three months ended March 31, 1998, the Company recognized a gain on the sale of 10% interest in Ales in the amount of $75,729 and received a total consideration of $81,137.

         The Company's net income, as a result of all of the above, increased by $296,133 from a loss of $175,687 for the three month period ended March 31, 1998 to a profit of $120,446 for the comparable period in 1999.

Liquidity and Capital Resources

         At March 31, 1999, the Company had working capital of $7,213,860, including cash and cash equivalents in the amount of $205,925. The Company's principal cash requirements are for the acquisition of inventory and the financing of receivables. Receivables increased from $3,530,312 at December 31, 1998 to $4,096,686 at March 31, 1999, representing an increase of $566,374. Inventory increased from $6,496,298 at December 31, 1998 to $7,080,542 at March 31, 1999, representing an increase of $582,244. These increases in receivables and inventory were financed by increased borrowings under the Company's revolving credit arrangement in the amount of $217,691, an increase in accounts payable in the amount of $394,237 and a decrease in cash of $298,135.

         During December 1998, the Company entered into a new credit facility ("Facility") with Merrill Lynch Business Financial Services Inc. ("Merrill Lynch") which replaced the Company's previous arrangement with Summit Bank. The Facility consists of both a revolving line of credit and a $900,000 term loan, which is payable in monthly installments through January 2006, at which time the unpaid balance is due. The revolving line of credit provides for maximum borrowings of $3,300,000 (see note 4 to the Company's consolidated financial statements) against the Company's eligible accounts receivable and inventories, through October 31, 2000. On April 20, 1999, the Company obtained a temporary line of credit increase with Merrill Lynch increasing the Facility to a maximum borrowing of $3,800,000. The increase is effective through October 31, 1999, at which time the maximum line will revert back to $3,300,000. Outstanding borrowings under the Facility are secured by substantially all of the Company's assets. Funds available under the loan were used to replace the previous loans with Summit Bank as well as provide funds for the working capital needs of the Company. As of March 31, 1999, the outstanding balance of the working capital facility was $2,545,932 and $857,143 on the term loan. As of May 12, 1999, the outstanding balance under the working capital facility was $2,954,751 and $835,715 on the term loan. The Facility contains certain restrictive covenants which, among other things, require the maintenance of certain financial ratios and limitations on future indebtedness.

         On September 26, 1997, in connection with the previous relocation of its office and warehouse facilities to Paterson, New Jersey, the Company borrowed $100,000 from the Paterson Restoration Corporation. The loan, which bears interest at 6% per annum, provides for monthly payment of principal and interest in the amount of $1,461 through October 1, 2004 and is secured by a second priority lien on all new machinery and equipment purchased by the Company. The proceeds of the loan were used for the purchase of fixed assets.

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

         The Company recognized the need to assure that its operations will not be adversely impacted by Year 2000 (Y2K) software failures. The impact on operations continues to be evaluated. Management has already begun to identify the revisions needed to be made to ensure that the Company will be able to process information beyond 1999 without disruption. New hardware and software has been purchased and the Company's accounting programs are presently being upgraded and revised to reduce the possibility of Y2K failure. The installation and testing of the new programs and systems should be completed by the third quarter 1999. The Company is assessing the Y2K status of its major suppliers to also reduce the likelihood of Y2K failure. Y2K compliance is not anticipated to have any material adverse effect on the Company's financial position or results of operations and the cost associated with completing the Y2K compliance are not expected to be material.

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

Part II  Other Information


         Item 6   Exhibits and Reports on Form 8-K

         A.       Exhibits

                  10.1     Temporary WCMA Line of Credit Increase

                  27.1     Financial Data Schedule


         B.       Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the three month period ended March 31, 1999.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SEL-LEB MARKETING, INC.

                               /s/ Jan S. Mirsky
                               ----------------------
                               Jan S. Mirsky
                               Executive Vice President - Finance
Dated: May 14, 1999            as both duly authorized officer of the registrant
                               and as principal financial officer of registrant.