Form 10QSB
period 1999-06-30
SEL-LEB MARKETING INC
filed 1999-08-13
CIK 934853

                     U.S. Securities and Exchange Commission
                              Washington, D.C 20549

                                   Form 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

          For the transition period from ............ to ..............

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

                              Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,128,259 shares of common stock as of August 11, 1999.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]    No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                                                                            PAGE
                                                                            ----
Part I - Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 1999
           (Unaudited) and December 31, 1998                                 2

           Condensed Consolidated Statements of Operations
           Six Months Ended June 30, 1999 and 1998 (Unaudited)               3

           Condensed Consolidated Statements of Operations
           Three Months Ended June 30, 1999 and 1998 (Unaudited)             4

           Condensed Consolidated Statement of Changes in Stockholders'
           Equity Six Months Ended June 30, 1999 (Unaudited)                 5

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1999 and 1998 (Unaudited)               6

           Notes to Condensed Consolidated Financial Statements             7-11

Item 2.    Management's Discussion and Analysis or Plan of Operation       12-14

Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders              15

Item 6.    Exhibits and Reports on Form 8-K                                 16

           Signatures                                                       17

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                           June              December
                                  ASSETS                                 30, 1999            31, 1998
                                  ------                                ----------        -----------
                                                                        (Unaudited)          (Note 1)
Current assets:
     Cash and cash equivalents                                          $   144,966        $   504,060
     Accounts receivable, less allowance for doubtful accounts
         of $237,908 and $171,456                                         4,556,008          3,530,312
     Inventories                                                          7,775,472          6,496,298
     Deferred tax assets                                                    294,455            254,095
     Prepaid expenses and other current assets                              773,607            696,855
                                                                        -----------        -----------
              Total current assets                                       13,544,508         11,481,620
Property and equipment, at cost, net of accumulated depreciation
     and amortization of $708,018 and $590,368                              642,877            607,650
Goodwill, net of accumulated amortization of $112,456
     and $95,236                                                            233,312            250,532
Other assets                                                                 74,647            101,483
                                                                        -----------        -----------
              Totals                                                    $14,495,344        $12,441,285
                                                                        ===========        ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
     Note payable to bank                                               $ 2,942,051        $ 2,328,241
     Current portion of long-term debt                                      150,509            150,509
     Accounts payable                                                     1,722,653          1,341,602
     Accrued expenses and other liabilities                               1,312,212            588,765
                                                                        -----------        -----------
              Total current liabilities                                   6,127,425          4,409,117
Long-term debt, net of current portion                                      781,144            859,396
                                                                        -----------        -----------
              Total liabilities                                           6,908,569          5,268,513
                                                                        -----------        -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
         authorized; none issued                                                                  --
     Common stock, $.01 par value; 40,000,000 shares authorized;
         1,128,259 and 1,089,083 shares issued and outstanding               11,283             10,891
     Additional paid-in capital                                           6,496,811          6,440,095
     Retained earnings                                                    1,123,681            766,786
     Less receivable in connection with equity transactions                 (45,000)           (45,000)
                                                                        -----------        -----------
              Total stockholders' equity                                  7,586,775          7,172,772
                                                                        -----------        -----------
              Totals                                                    $14,495,344        $12,441,285
                                                                        ===========        ===========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                            1999              1998
                                                                        -----------        -----------
Net sales                                                               $ 9,439,105        $ 8,106,332
                                                                        -----------        -----------
Operating expenses:
     Cost of sales                                                        6,435,019          6,085,569
     Selling, general and administrative expenses                         2,269,440          2,217,953
                                                                        -----------        -----------
              Totals                                                      8,704,459          8,303,522
                                                                        -----------        -----------

Operating income (loss)                                                     734,646           (197,190)
                                                                        -----------        -----------

Other income (expense):
     Interest expense                                                      (147,851)          (118,073)
     Unusual item - gain on sale of portion of minority interest
         in subsidiary                                                                          75,729
     Other                                                                                       2,409
                                                                        -----------        -----------
              Totals                                                       (147,851)           (39,935)
                                                                        -----------        -----------
Income (loss) before provision (credit) for income taxes                    586,795           (237,125)

Provision (credit) for income taxes                                         229,900            (94,850)
                                                                        -----------        -----------

Net income (loss)                                                       $   356,895        $  (142,275)
                                                                        ===========        ===========


Basic net earnings (loss) per share                                            $.32              $(.13)
                                                                               ====              =====

Diluted net earnings per share                                                 $.30              $ --
                                                                               ====              =====

Basic weighted average shares outstanding                                 1,107,147          1,088,927
                                                                        ===========        ===========

Diluted weighted average shares outstanding                               1,201,707
                                                                        ===========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                           1999              1998
                                                                        ----------       ----------
Net sales                                                               $5,014,790       $4,087,324
                                                                        ----------       ----------

Operating expenses:
     Cost of sales                                                       3,355,352        3,117,769
     Selling, general and administrative expenses                        1,181,805          872,493
                                                                        ----------       ----------
         Totals                                                          4,537,157        3,990,262
                                                                        ----------       ----------

Operating income                                                           477,633           97,062
                                                                        ----------       ----------

Other income (expense):
     Interest expense                                                      (86,184)         (65,864)
     Other                                                                                    4,413
                                                                        ----------       ----------
         Totals                                                            (86,184)         (61,451)
                                                                        ----------       ----------

Income before provision for income taxes                                   391,449           35,611

Provision for income taxes                                                 155,000            2,199
                                                                        ----------       ----------

Net income                                                              $  236,449       $   33,412
                                                                        ==========       ==========

Basic net earnings per share                                                  $.21             $.03
                                                                              ====             ====

Diluted net earnings per share                                                $.19             $.03
                                                                              ====             ====

Basic weighted average shares outstanding                                1,125,212        1,088,927
                                                                        ==========       ==========

Diluted weighted average shares outstanding                              1,228,652        1,098,317
                                                                        ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

                                          SEL-LEB MARKETING, INC. AND SUBSIDIARY

                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                              SIX MONTHS ENDED JUNE 30, 1999
                                                        (Unaudited)

                                                                                                     Receivable in
                                              Common Stock            Additional                       Connection         Total
                                         ----------------------         Paid-in        Retained       with Equity      Stockholders'
                                           Shares        Amount         Capital        Earnings       Transactions        Equity
                                         ---------      -------       ----------      ----------      ------------      ----------
Balance, January 1, 1999                 1,089,083      $10,891       $6,440,095      $  766,786        $(45,000)       $7,172,772

Net proceeds from exercise
    of stock option and warrants            39,176          392           56,716                                            57,108

Net income                                                                               356,895                           356,895
                                         ---------      -------       ----------      ----------        --------        ----------
Balance, June 30, 1999                   1,128,259      $11,283       $6,496,811      $1,123,681        $(45,000)       $7,586,775
                                         =========      =======       ==========      ==========        ========        ==========


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                            1999             1998
                                                                        -----------       ---------
Operating activities:
     Net income (loss)                                                  $   356,895       $(142,275)
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
         Depreciation and amortization                                      134,870         128,704
         Allowance for doubtful accounts                                     66,452         152,000
         Deferred income taxes                                              (40,360)
         Net gain on sale of interest in subsidiary                                         (75,729)
         Changes in operating assets and liabilities:
              Accounts receivable                                        (1,092,148)       (675,223)
              Inventories                                                (1,279,174)         42,146
              Prepaid expenses and other current assets                     (76,752)       (150,025)
              Other assets                                                   26,836         (52,208)
              Accounts payable, accrued expense and other
                  liabilities                                             1,104,498         403,463
                                                                        -----------       ---------
                      Net cash used in operating activities                (798,883)       (369,147)
                                                                        -----------       ---------

Investing activities:
     Purchases of property and equipment                                   (152,877)       (266,704)
     Proceeds from sale of interest in subsidiary                                            81,137
                                                                        -----------       ---------
                      Net cash used in investing activities                (152,877)       (185,567)
                                                                        -----------       ---------

Financing activities:
     Proceeds from notes payable to bank                                    613,810         600,000
     Repayments of long-term debt                                           (78,252)         (4,830)
     Net proceeds from exercise of warrants and stock options                57,108
                                                                        -----------       ---------
                      Net cash provided by financing activities             592,666         595,170
                                                                        -----------       ---------

Net increase (decrease) in cash and cash equivalents                       (359,094)         40,456

Cash and cash equivalents, beginning of period                              504,060         249,688
                                                                        -----------       ---------

Cash and cash equivalents, end of period                                $   144,966       $ 290,144
                                                                        ===========       =========



See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and basis of presentation:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of June 30, 1999, its results of operations for the six and three months ended June 30, 1999 and 1998, its cash flows for the six months ended June 30, 1999 and 1998 and its changes in stockholders' equity for the six months ended June 30, 1999. Sel-Leb and Ales are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 1998 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

                The consolidated results of operations for the six and three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Earnings per share (concluded):
                In computing diluted earnings per share for the six months ended June 30, 1999 and the three months ended June 30, 1999 and 1998, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:

                                                                                 Three Months
                                                                                     Ended
                                                           Six Months              June 30,
                                                             Ended        --------------------------
                                                         June 30, 1999        1999            1998
                                                         -------------    ---------        ---------
                Basic weighted average shares
                    outstanding                            1,107,147      1,125,212        1,088,927
                Shares arising from assumed
                    exercise of:
                         Stock options                        71,375         78,439            9,390
                         Warrants                             23,185         25,001
                                                           ---------      ---------        ---------

                Diluted weighted average shares
                    outstanding                            1,201,707      1,228,652        1,098,317
                                                           =========      =========        =========

                Diluted earnings per share for the six months ended June 30, 1998 has not been presented since the assumed exercise of the options and warrants would have been be anti-dilutive.

Note 4 - Note payable under revolving line of credit:
                The balance of the note payable of $2,942,051 as of June 30, 1999 arose from borrowings under a revolving credit agreement with Merrill Lynch Business Financial Services, Inc. (see Note 4 in the 10-KSB). Borrowings bear interest, payable monthly, at 2.65% above the 30-day commercial paper rate (7.85% at June 30, 1999). Pursuant to an amendment to the agreement, the maximum borrowings will temporarily increase to $3,800,000 during the period from April 20, 1999 to October 31, 1999 and will revert to $3,300,000 until the expiration of the agreement on October 31, 2000.

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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Sale of minority interest in subsidiary (concluded):
                The minority interest in the net equity of Ales as of June 30, 1999 and the minority interest in the results of its operations in the six and three months ended June 30, 1999 and 1998 were immaterial.

Note 6 - Preferred stock, stock options and warrants:
                Preferred stock: On May 27, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation which authorizes the issuance by the Company of up to 10,000,000 shares of preferred stock with a par value of $.01 per share. No shares of preferred stock had been issued by the Company as of June 30, 1999.
                Stock option plans and warrants:
                    Descriptions of the Company's stock option plans and other information related to stock options and warrants are included in Note 6 in the 10-KSB. Certain information related to options and warrants outstanding at June 30, 1999 and changes in options and warrants outstanding during the six months ended June 30, 1999 are summarized below.

                Shares subject to options:
                    A summary of the status of the Company's shares subject to options as of June 30, 1999 and changes during the six months then ended is presented below:

                                                                                     Weighted
                                                                         Shares       Average
                                                                           or         Exercise
                                                                         Price         Price
                                                                        -------        -----
                         Outstanding, at January 1, 1999                207,406        $4.94
                         Granted (A)                                    101,275         4.21
                         Canceled (A)                                   (19,625)        5.39
                         Exercised                                      (34,776)        1.33
                                                                        -------
                         Outstanding, at June 30, 1999                  254,280        $5.11
                                                                        =======        =====
                         Options exercisable, at June 30, 1999          128,284
                                                                        =======

                         Weighted average fair value of options
                            granted during the six months
                            ended June 30, 1999                           $4.13
                                                                          =====

                         (A) Options granted and canceled include options for the purchase of 6,250 shares for which the exercise price was reduced from $6.50 to $4.00 per share and 4,000 shares for which the exercise price was reduced from $6.50 to $4.75 per share.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited

Note 6 - Stock options and warrants (concluded):
                Shares subject to warrants:
                  At June 30, 1999, the Company had warrants outstanding for the purchase of 721,096 shares of common stock of which 677,785 expired unexercised on July 12, 1999. The warrants that did not expire on July 12, 1999 are exercisable through March 31, 2000 at $2.50 per share.

                Shares reserved for issuance:
                  At June 30, 1999, shares of common stock were reserved for the following:

                    Exercise of outstanding stock options                254,280
                                                                       ---------

                    Exercise of stock options available for grant:
                       Option Plan                                       131,569
                       Directors' Plan                                    26,250
                                                                       ---------
                          Total                                          157,819
                                                                       ---------

                    Exercise of warrants                                 721,096
                                                                       ---------

                          Total                                        1,133,195
                                                                       =========

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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7- Segment information (concluded):
                Net sales, cost of sales and other related segment information for the six months ended June 30, 1999 and 1998 follows:

                                                                           1999             1998
                                                                        ----------       ----------
                    Net sales:
                        Opportunity                                     $4,702,325       $4,022,194
                        Cosmetics                                        4,736,780        4,084,138
                                                                        ----------       ----------
                               Total net sales                           9,439,105        8,106,332
                                                                        ----------       ----------

                    Cost of sales:
                        Opportunity                                      3,883,187        3,379,448
                        Cosmetics                                        2,551,832        2,706,121
                                                                        ----------       ----------
                               Total cost of sales                       6,435,019        6,085,569
                                                                        ----------       ----------
                    Selling, general and administrative expenses         2,269,440        2,217,953
                                                                        ----------       ----------
                               Total operating expenses                  8,704,459        8,303,522
                                                                        ----------       ----------

                    Operating income (loss)                                734,646         (197,190)

                    Other income (expense):
                        Interest expense, net                             (147,851)        (118,073)
                        Unusual item - gain on sale of portion
                           of minority interest                                              75,729
                        Other                                                                 2,409
                                                                        ----------       ----------
                               Totals                                     (147,851)         (39,935)
                                                                        ----------       ----------

                    Income (loss) before provision (credit)
                        for income taxes                                $  586,795       $ (237,125)
                                                                        ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and related notes thereto. This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to general trends in the retail industry, the ability of the Company to successfully implement its expansion plans, consumer acceptance of any products developed and sold by the Company, the ability of the Company to develop its "celebrity" product business and other factors set forth herein or in reports and other documents filed by the Company with the SEC.

Consolidated Results of Operations: Three and Six Months Ended June 30, 1999 Compared to the Corresponding Periods Ended June 30, 1998:

The Company has two principal business segments (see Note 7 to the Company's condensed consolidated financial statements): Opportunity and Cosmetics.

Net sales for the three months ended June 30, 1999 were $5,014,790 compared to $4,087,324 for the three months ended June 30, 1998, representing an increase of 22.7%. For the six month period ended June 30, 1999, net sales were $9,439,105 compared to $8,106,332 for the corresponding period in 1998, representing an increase of 16.4%. The increase in net sales for both the three and six months ended June 30, 1999 resulted primarily from the Company's sales efforts on continued growth in both the Opportunity and Cosmetic lines. The Opportunity sales increased to $4,702,325 for the six months ended June 30, 1999, versus $4,022,194 for the same period in 1998, representing an increase of 16.9%. The Opportunity sales increased to $2,851,571 for the second quarter ended June 30, 1999 versus $2,250,587 for the same period in 1998, representing an increase of 26.7%. Cosmetic sales for the six months ended June 30, 1999 increased to $4,736,780 from $4,084,138 in 1998, representing an increase of 16.0%. The Cosmetic sales increased for the second quarter of 1999 versus 1998 to $2,163,219 versus $1,836,737 representing an increase of 17.8% for the period.

Primarily as a result of increases in overall net sales, partially offset by improved profit margins, the cost of sales increased to $3,355,352 for the three-month period in 1999 from $3,117,769 for the same period in 1998. For the six-month period ended June 30, 1999 and 1998, cost of sales were $6,435,019 and $6,085,569, respectively. The cost of goods sold for the three month and six month periods ended June 30, 1999, as a percentage of sales, was 66.9% for the three months and 68.2% for the six months, compared to 76.3% for the three months and 75.1% for the six months in 1998. The gross profit margin improvements in both the three and six month periods ended June 30, 1999 resulted from the Company's continued focus on the sale of higher profit margin product lines. The improvements in profit margins were also reflected in both segments of the Company's business. The Cosmetic lines improved its margins with the cost of sales decreasing to $2,551,832 for the six months in 1999 versus $2,706,121 in 1998, reducing the cost of sales percentages to 53.9% from 66.3% in this period. For the second quarter of 1999, Cosmetics cost of sales also decreased, to $1,062,951 in 1999 versus $1,262,123 in 1998, with a resulting cost of sales percentage of 49.1% in 1999 versus 68.7% in 1998. The Opportunity lines cost of sales increased to $3,883,187 for the six months of 1999 versus $3,379,448 in 1998, however this represented a decreased cost of sales percentage of 82.6% in 1999 versus 84.0% in 1998. For the second quarter of 1999, the opportunity division improved its profit margins as well, with 1999 cost of sales of $2,292,401 versus $1,855,646 in 1998, representing a decreased cost of sales percentage of 80.4% in 1999 versus 82.5% for the second quarter of 1998.

Selling, general and administrative ("SG&A") expenses increased to $1,181,805 for the three month period ended June 30, 1999 from $872,493 for the comparable period in 1998. SG&A expenses for the six-month period ended June 30 increased from $2,217,953 in 1998 to $2,269,440 in 1999. The principal components of SG&A expenses are payroll, rent, commissions, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses. The increase in SG&A expenses for the three months ended June 30, 1999 over the same period in 1998 resulted primarily from higher selling expenses incurred in connection with sales of a specialty cosmetics line being marketed and sold through the electronic media, pursuant to the Company's agreement with ACI, Inc. (approximately $307,500 in 1999 versus $109,400 in 1998), coupled with increased expenses and personnel in the Sales department, resulting from the company's continued efforts to expand its national sales efforts. Although SG&A expenses increased in the second quarter of 1999 versus 1998, this increase was offset by decreases in SG&A expenses during the first quarter of 1999, versus 1998, resulting in SG&A expenses for the six months ended June 30, 1999 being comparable in total to those for the six months ended June 30, 1998.

Total operating expenses increased from $3,990,262 in 1998 to $4,537,157 in 1999 for the three-month period ended June 30 and from $8,303,552 in 1998 to $8,704,459 in 1999 for the six-month period ended June 30.

As a result of increases in net sales of $927,466 partially offset by increases in operating expenses of $546,895 for the three month period ended June 30, 1999 versus 1998, operating income increased by $380,571 for the period, from $97,062 in 1998 to $477,633 in 1999.

The increase in net sales of $1,332,773 for the six month period ended June 30, 1999 versus 1998 was partially offset by a corresponding increase in operating expenses of $400,937. As a result, operating income increased by $931,836, from a loss of ($197,190) in 1998 to a profit of $734,646 in 1999.

Liquidity and Capital Resources

At June 30, 1999, the Company had working capital of $7,417,083, including cash and cash equivalents in the amount of $144,966. The Company's principal cash requirements are for the acquisition of inventory and the financing of receivables. Receivables increased from $3,530,312 at December 31, 1998 to $4,556,008 at June 30,, 1999, representing an increase of $1,025,696, primarily as a result of the increased sales volume for the period ending June 30, 1999. Inventory increased from $6,496,298 at December 31, 1998 to $7,775,472 at June 30, 1999, representing an increase of $1,279,174, primarily in anticipation of continued increased sales volume expected in the third and fourth quarters of 1999. These increases in receivables and inventory were financed by increased borrowings under the Company's revolving credit arrangement and increases in trade payables.

During December 1998, the Company entered into a new credit facility ("Facility") with Merrill Lynch Business Financial Services Inc. ("Merrill Lynch") which replaced the Company's previous arrangement with Summit Bank. The Facility consists of both a revolving line of credit and a $900,000 term loan, which is payable in monthly installments through January 2006, at which time the unpaid balance is due. The revolving line of credit provides for maximum borrowings of $3,300,000 (see note 4 to the Company's condensed consolidated financial statements) against the Company's eligible accounts receivable and inventories, through October 31, 2000. On April 20, 1999, the Company obtained a temporary line of credit increase with Merrill Lynch increasing the Facility to a maximum borrowing of $3,800,000. The increase is effective through October 31, 1999, at which time the maximum line will revert back to $3,300,000. Outstanding borrowings under the Facility are secured by substantially all of the Company's assets. Funds available under the loan were used to replace the previous loans with Summit Bank as well as provide funds for the working capital needs of the Company. As of June 30, 1999, the outstanding balance of the working capital facility was $2,942,051 and $834,725 on the term loan. As of August 11,1999, the outstanding balance under the working capital facility was $2,964,759 and $814,288 on the term loan. The Facility contains certain restrictive covenants, which, among other things, require the maintenance of certain financial ratios and limitations on future indebtedness.

During the first six months of l999, the Company received proceeds of $57,108 upon the exercise of options and warrants for the purchase of 39,176 shares of common stock at exercise prices ranging from $.875 to $4.25 per share.

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

The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Facility, which expires on October
31. 2000, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's long-term liquidity.

The Company recognized the need to assure that its operations will not be adversely impacted by Year 2000 (Y2K) software failures. The impact on operations continues to be evaluated. Management has already begun the revisions needed to be made to ensure that the Company will be able to process information beyond 1999 without disruption. New hardware and software has been purchased and the Company's accounting programs have been upgraded and revised to reduce the possibility of Y2K failure. The installation and testing of the new programs and systems should be completed by the third quarter of 1999. The Company is assessing the Y2K status of its major suppliers to also reduce the likelihood of Y2K failure. Y2K compliance is not anticipated to have any material adverse effect on the Company's financial position or results of operations and the cost associated with completing the Y2K compliance are not expected to be material.

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

The Company has not yet developed a contingency plan to address situations that may result if it is unable to achieve year 2000 compliance. The cost of developing and implementing such a plan, if necessary, could be material.

Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 27, 1999. At the Annual Meeting, the shareholders of the Company voted upon the election of eight directors (Proposal No. 1), with all eight nominees being elected. The votes cast with respect to the election of directors are set forth below. No other directors term of office continued after the Annual Meeting.

In addition, at the Annual Meeting, the shareholders of the Company voted upon a proposal (Proposal No. 2) to amend the Company's 1995 Stock Option Plan to (a) increase by 250,000 shares the number of shares of Common Stock available for options to be granted under the Plan and (b) to increase to 30,000 the limit on the total number of shares for which options may be granted to any one optionee in any year under the Plan.

The votes were cast as follows:

PROPOSAL NO. 1

                            NUMBER OF VOTES           NUMBER OF VOTES
NAME                              FOR                    WITHHELD
----                           ---------                  -----
Harold Markowitz               1,084,396                  4,358
Paul Sharp                     1,084,396                  4,358
Jan S. Mirsky                  1,084,396                  4,358
Jorge Lazaro                   1,084,396                  4,358
Jack Koegel                    1,084,396                  4,358
Stanley R. Goodman             1,084,146                  4,608
Edward C. Ross                 1,084,396                  4,358
L. Douglas Bailey              1,084,396                  4,358



PROPOSAL NO. 2

        NUMBER OF VOTES FOR     NUMBER OF VOTES AGAINST     ABSTENTIONS
        -------------------     -----------------------     -----------

              622,781                   34,070                 3,402

              Item 6        Exhibits and Reports on Form 8-K

              A.            Exhibits

                            10.1  Amendment as of April 12, 1999 to
                                  Stockholders Agreement by and between RBCJJ
                                  ASSOCIATES and Sel-Leb Marketing, Inc. dated
                                  October 31, 1997

                            27.   Financial Data Schedule

              B.            Reports on Form 8-K

                            No reports on Form 8-K were filed by the registrant during the six month period ended June 30, 1999.

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

                                   SEL-LEB MARKETING, INC.

                                         /s/ Jan S. Mirsky
                                         -----------------
                                         Jan S. Mirsky

                                         Executive Vice President - Finance
Dated: August 13, 1999                   as both duly authorized officer of the
                                         registrant and as principal financial
                                         officer of registrant.