Form 10QSB
period 1999-09-30
SEL-LEB MARKETING INC
filed 1999-11-10
CIK 934853

                     U.S. Securities and Exchange Commission
                              Washington, D.C 20549

                                   Form 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________

                         Commission file number 1-13856


                             Sel-Leb Marketing, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                New York                                 11-3180295
    ---------------------------------                 -------------------
      (State or other jurisdiction                      (IRS Employer
    of incorporation or organization)                 Identification No.)


                      495 River Street, Paterson, NJ 07524
                    --------------------------------------
                    (Address of principal executive offices)


                                  973-225-9880
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,128,259 shares of common stock as of November 10, 1999.

Transitional Small Business Disclosure Format (check one):

                                Yes [ ]   No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY




                                                                                        PAGE

Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at September 30, 1999
              (Unaudited) and December 31, 1998                                           2

              Condensed Consolidated Statements of Income
              Nine Months Ended September 30, 1999 and 1998 (Unaudited)                   3

              Condensed Consolidated Statements of Income
              Three Months Ended September 30, 1999 and 1998 (Unaudited)                  4

              Condensed Consolidated Statement of Changes in Stockholders' Equity
              Nine Months Ended September 30, 1999 (Unaudited)                            5

              Condensed Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1999 and 1998 (Unaudited)                   6

              Notes to Condensed Consolidated Financial Statements                       7-11

Item 2.       Management's Discussion and Analysis or Plan of Operation                 12-14


Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K                                           15

              Signatures                                                                 15


                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                                              September          December
                               ASSETS                                                         30, 1999           31, 1998
                                                                                             -----------         --------
                                                                                             (Unaudited)         (Note 1)

Current assets:
     Cash and cash equivalents                                                             $     104,101      $     504,060
     Accounts receivable, less allowance for doubtful accounts
         of $275,690 and $171,456                                                              6,117,791          3,530,312
     Inventories                                                                               8,468,781          6,496,298
     Deferred tax assets                                                                         323,570            254,095
     Prepaid expenses and other current assets                                                   895,891            696,855
                                                                                             -----------        -----------
              Total current assets                                                            15,910,134         11,481,620
Property and equipment, at cost, net of accumulated depreciation
     and amortization of $784,868 and $590,368                                                   607,487            607,650
Goodwill, net of accumulated amortization of $121,066 and
     $95,236                                                                                     224,702            250,532
Other assets                                                                                      73,996            101,483
                                                                                             -----------        -----------

              Totals                                                                         $16,816,319        $12,441,285
                                                                                             ===========        ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank                                                                   $  3,268,777       $  2,328,241
     Current portion of long-term debt                                                           233,842            150,509
     Accounts payable                                                                          2,985,873          1,341,602
     Accrued expenses and other liabilities                                                    1,204,738            588,765
                                                                                             -----------        -----------
              Total current liabilities                                                        7,693,230          4,409,117
Long-term debt, net of current portion                                                         1,151,357            859,396
                                                                                             -----------        -----------
              Total liabilities                                                                8,844,587          5,268,513
                                                                                             -----------        -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
         authorized; none issued                                                                 -                  -
     Common stock, $.01 par value; 40,000,000 shares authorized;
         1,128,259 and 1,089,083 shares issued and outstanding                                    11,283             10,891
     Additional paid-in capital                                                                6,496,811          6,440,095
     Retained earnings                                                                         1,508,638            766,786
     Less receivable in connection with equity transactions                                      (45,000)           (45,000)
                                                                                             -----------        -----------
              Total stockholders' equity                                                       7,971,732          7,172,772
                                                                                             -----------        -----------

              Totals                                                                         $16,816,319        $12,441,285
                                                                                             ===========        ===========



See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)




                                                                                                1999               1998
                                                                                             ----------         ----------

Net sales                                                                                    $15,682,406        $13,288,234
                                                                                             -----------        -----------

Operating expenses:
     Cost of sales                                                                            10,759,341          9,525,019
     Selling, general and administrative expenses                                              3,482,217          3,556,743
                                                                                             -----------        -----------
           Totals                                                                             14,241,558         13,081,762
                                                                                             -----------        -----------

Operating income                                                                               1,440,848            206,472
                                                                                             -----------        -----------

Other income (expense):
     Interest expense                                                                           (232,996)          (192,715)
     Unusual item - gain on sale of portion of minority interest
         in subsidiary                                                                                               75,729
     Other                                                                                                           14,961
                                                                                             -----------        -----------
           Totals                                                                               (232,996)          (102,025)
                                                                                             -----------        -----------

Income before provision for income taxes                                                       1,207,852            104,447

Provision for income taxes                                                                       466,000             41,665
                                                                                             -----------        -----------

Net income                                                                                   $   741,852        $    62,782
                                                                                             ===========        ===========

Basic net earnings per share                                                                        $.67               $.06
                                                                                                    ====               ====

Diluted net earnings per share                                                                      $.61               $.05
                                                                                                    ====               ====

Basic weighted average shares outstanding                                                      1,114,288          1,089,091
                                                                                               =========          =========

Diluted weighted average shares outstanding                                                    1,214,975          1,153,320
                                                                                               =========          =========



See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)





                                                                                                   1999            1998
                                                                                                ----------       ----------
Net sales                                                                                       $6,243,301       $5,181,902
                                                                                                ----------       ----------

Operating expenses:
     Cost of sales                                                                               4,324,322        3,439,450
     Selling, general and administrative expenses                                                1,212,777        1,338,790
                                                                                                ----------       ----------
        Totals                                                                                   5,537,099        4,778,240
                                                                                                ----------       ----------

Operating income                                                                                   706,202          403,662
                                                                                                ----------       ----------

Other income (expense):
     Interest expense                                                                              (85,145)         (74,642)
     Other                                                                                                           12,552
                                                                                                ----------       ----------
        Totals                                                                                     (85,145)         (62,090)
                                                                                                ----------       ----------

Income before provision for income taxes                                                           621,057          341,572

Provision for income taxes                                                                         236,100          136,515
                                                                                                ----------       ----------

Net income                                                                                      $  384,957       $  205,057
                                                                                                ==========       ==========

Basic net earnings per share                                                                          $.34             $.19
                                                                                                      ====             ====
Diluted net earnings per share                                                                        $.31             $.19
                                                                                                      ====             ====

Basic weighted average shares outstanding                                                        1,128,259        1,089,091
                                                                                                 =========        =========

Diluted weighted average shares outstanding                                                      1,232,940        1,107,209
                                                                                                 =========        =========



See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)


                                                                                        Receivable in
                                        Common Stock          Additional                 Connection       Total
                                        ------------           Paid-in      Retained    with Equity    Stockholders'
                                     Shares        Amount      Capital      Earnings    Transactions      Equity
                                     ------        ------     ----------    --------    -------------  -------------
Balance, January 1, 1999            1,089,083   $   10,891   $6,440,095   $  766,786   $  (45,000)     $7,172,772

Net proceeds from exercise
    of stock option and warrants       39,176          392       56,716                                    57,108

Net income                                                                   741,852                      741,852
                                   ----------   ----------   ----------   ----------   ----------      ----------

Balance, September 30, 1999         1,128,259   $   11,283   $6,496,811   $1,508,638   $  (45,000)     $7,971,732
                                   ==========   ==========   ==========   ==========   ==========      ==========


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)



                                                                                                 1999               1998
                                                                                               ---------          ---------
Operating activities:
     Net income                                                                              $   741,852       $     62,782
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization                                                           220,330            209,418
         Provision for doubtful accounts                                                         104,234            182,000
         Deferred income taxes                                                                   (69,475)
         Net gain on sale of interest in subsidiary                                                                 (75,729)
         Changes in operating assets and liabilities:
              Accounts receivable                                                             (2,691,713)        (1,956,679)
              Inventories                                                                     (1,972,483)          (659,322)
              Prepaid expenses and other current assets                                         (199,036)            55,660
              Other assets                                                                        27,487            (73,118)
              Accounts payable, accrued expenses and other
                  liabilities                                                                  2,260,244          1,641,176
                                                                                             -----------        -----------
                     Net cash used in operating activities                                    (1,578,560)          (613,812)
                                                                                             -----------       ------------

Investing activities:
     Purchases of property and equipment                                                        (194,337)          (293,283)
     Proceeds from sale of interest in subsidiary                                                                    81,137
                                                                                             -----------        -----------
                     Net cash used in investing activities                                      (194,337)          (212,146)
                                                                                             -----------        -----------

Financing activities:
     Proceeds from note payable to bank                                                        1,440,536          1,080,000
     Repayments of long-term debt                                                               (124,706)          (159,213)
     Net proceeds from exercise of warrants and stock options                                     57,108
                                                                                             -----------        -----------
                     Net cash provided by financing activities                                 1,372,938            920,787
                                                                                             -----------        -----------

Net increase (decrease) in cash and cash equivalents                                            (399,959)            94,829

Cash and cash equivalents, beginning of period                                                   504,060            249,688
                                                                                             -----------        -----------

Cash and cash equivalents, end of period                                                     $   104,101        $   344,517
                                                                                             ===========        ===========





See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Organization and basis of presentation:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of September 30, 1999, its results of operations for the nine and three months ended September 30, 1999 and 1998, its cash flows for the nine months ended September 30, 1999 and 1998 and its changes in stockholders' equity for the nine months ended September 30, 1999. Sel-Leb and Ales are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 1998 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

                The consolidated results of operations for the nine and three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Reverse split:
                The numbers of common shares and the per share amounts set forth herein have been retroactively adjusted, where appropriate, for a 1-for-8 reverse split effected on June 19, 1998.


Note 3 - Earnings per share:
                As further explained in Note 1 in the 10-KSB, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which require the presentation of "basic" and, if appropriate, "diluted" earnings per common share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3 - Earnings per share (concluded):
                In computing diluted earnings per share for the nine months and the three months ended September 30, 1999 and 1998, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:

                                                                     Nine Months                     Three Months
                                                                        Ended                            Ended
                                                                    September 30,                    September 30,
                                                                    -------------                    -------------
                                                                   1999           1998             1999           1998
                                                                   ----           ----             ----           ----
                Basic weighted average shares
                    outstanding                                  1,114,288      1,089,091        1,128,259      1,089,091
                Shares arising from assumed
                    exercise of:
                    Stock options                                   77,211         58,645           80,669         18,118
                    Warrants                                        23,476          5,584           24,012
                                                                 ---------      ---------        ---------      ---------

                Diluted weighted average shares
                    outstanding                                  1,214,975      1,153,320        1,232,940      1,107,209
                                                                 =========      =========        =========      =========




Note 4 - Note payable under revolving line of credit:
                At September 30, 1999, the Company had borrowings of $3,768,777 outstanding under a revolving credit agreement with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). Borrowings bear interest, payable monthly, at 2.65% above the 30-day commercial paper rate (7.95% at September 30, 1999). Pursuant to an amendment to the agreement, maximum borrowings were temporarily increased to $3,800,000, subject to the availability of eligible accounts receivable and inventories, during the period from April 20, 1999 to October 31, 1999 and were scheduled to revert to $3,300,000 until the expiration of the agreement on October 31, 2000.

                During November 1999, the credit facility was further amended, effective October 31, 1999, to increase the maximum borrowings under the revolving credit loan to $3,800,000 through its expiration on October 31, 2000 and provide for an additional term loan of $500,000. The principal balance of the additional term loan is to be repaid in 60 equal monthly installments, plus interest at 2.65% above the 30-day commercial paper rate, through October 31, 2004. The new term loan provided by Merrill Lynch is secured by substantially all of the Company's assets. As a result of the November 1999 amendment, short-term borrowings of $500,000 (less the installments due during the twelve month period ending September 30, 2000) were reclassified as long-term debt in the accompanying condensed consolidated balance sheet at September 30, 1999.

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

                The minority interest in the net equity of Ales as of September 30, 1999 and the minority interest in the results of its operations for the nine and three months ended September 30, 1999 and 1998 were immaterial.


Note 6 - Preferred stocks, stock options and warrants:
                No shares of preferred stock had been issued by the Company at September 30, 1999. Stock option plans and warrants:
                    Descriptions of the Company's stock option plans and other information related to stock options and warrants are included in Note 6 in the 10-KSB. Certain information related to options and warrants outstanding at September 30, 1999 and changes in options and warrants outstanding during the nine months ended September 30, 1999 are summarized below.

                Shares subject to options:
                    A summary of the status of the Company's shares subject to options as of September 30, 1999 and changes during the nine months then ended is presented below:


                                                                                                               Weighted
                                                                                                 Shares        Average
                                                                                                  or           Exercise
                                                                                                 Price          Price
                                                                                                 -------       --------
                         Outstanding, at January 1, 1999                                         207,406        $4.94
                         Granted (A)                                                             160,701         4.62
                         Canceled (A)                                                            (60,376)        6.31
                         Exercised                                                               (34,776)        1.33
                                                                                                --------

                         Outstanding, at September 30, 1999                                      272,955        $4.91
                                                                                                ========        =====

                         Options exercisable, at September 30, 1999                              135,681
                                                                                                ========

                         Weighted average fair value of options
                            granted during the nine months
                            ended September 30, 1999                                               $4.43
                                                                                                   =====


                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 6 - Preferred stock, stock options and warrants (concluded):
            Shares subject to options (concluded):
                  (A) Options granted and canceled during the nine months ended September 30, 1999 include shares subject to options for which the exercise price was reduced as follows:


                                                            Original   Adjusted
                                                            Exercise   Exercise
                                              Shares        Price        Price
                                              ------        --------   ---------

                                                6,250      $  6.50      $4.00
                                                4,000         6.50       4.75
                                               40,000         6.50       5.00
                                                   63        10.50       5.00
                                                  375        13.00       5.00
                                                  125        42.00       5.00
                                                   63        43.00       5.00
                                            ---------
                           Total               50,876
                                            =========

            Shares subject to warrants:
                    At September 30, 1999, the Company had warrants outstanding for the purchase of 43,311 shares of common stock that are exercisable through March 31, 2000 at $2.50 per share. Warrants to purchase 677,785 shares at an exercise price of $16.00 per share expired during the nine months ended September 30, 1999.

            Shares reserved for issuance:
                    At September 30, 1999, shares of common stock were reserved for the following:


                         Exercise of outstanding stock options                     272,955
                                                                                   -------
                         Exercise of stock options available for grant:
                            Option Plan                                            112,894
                            Directors' Plan                                         26,250
                                                                                   -------
                               Total                                               139,144
                                                                                   -------
                            Exercise of warrants                                    43,311
                                                                                   -------
                               Total                                               455,410
                                                                                   =======


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

                Net sales, cost of sales and other related segment information for the nine months ended September 30, 1999 and 1998 follows:


                                                                                            1999                 1998
                                                                                            ----                 ----

                    Net sales:
                        Opportunity                                                      $  7,654,040        $  6,393,140
                        Cosmetics                                                           8,028,366           6,895,094
                                                                                         ------------        ------------
                               Total net sales                                             15,682,406          13,288,234
                                                                                         ------------        ------------

                    Cost of sales:
                        Opportunity                                                         6,226,695           4,923,544
                        Cosmetics                                                           4,532,646           4,601,475
                                                                                         ------------        ------------
Total cost of sales                                        10,759,341           9,525,019

                    Selling, general and administrative expenses                            3,482,217           3,556,743
                                                                                        -------------       -------------
                               Total operating expenses                                    14,241,558          13,081,762
                                                                                         ------------        ------------

                    Operating income                                                        1,440,848             206,472
                                                                                        -------------      --------------

                    Other income (expense):
                        Interest expense                                                     (232,996)           (192,715)
                        Unusual item - gain on sale of portion
                           of minority interest                                                                    75,729
                        Other                                                                                      14,961
                                                                                         ------------        ------------
                               Totals                                                        (232,996)           (102,025)
                                                                                         ------------        ------------

                    Income before provision for income taxes                             $  1,207,852        $    104,447
                                                                                         ============        ============




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

Consolidated Results of Operations: Three and Nine Months Ended September 30, 1999 Compared to the Corresponding Periods Ended September 30, 1998:

The Company has two principal business segments (see Note 7 to the Company's condensed consolidated financial statements): Opportunity and Cosmetics.

Net sales for the three months ended September 30, 1999 were $6,243,301 compared to $5,181,902 for the three months ended September 30, 1998, representing an increase of 20.5%. For the nine month period ended September 30, 1999, net sales were $15,682,406 compared to $13,288,234 for the corresponding period in 1998, representing an increase of 18.0%. The increase in net sales for both the three and nine months ended September 30, 1999 resulted primarily from the Company's sales efforts in both the Opportunity and Cosmetic lines. The Opportunity sales increased to

$7,654,040 for the nine months ended September 30, 1999, versus $6,393,140 for the same period in 1998, representing an increase of 19.7%. The Opportunity sales increased to $2,951,715 for the third quarter ended September 30, 1999 versus $2,370,946 for the same period in 1998, representing an increase of 24.5%. Cosmetic sales for the nine months ended September 30, 1999 increased to $8,028,366 from $6,895,094 in 1998, representing an increase of 16.4%. The Cosmetic sales increased for the third quarter of 1999 versus 1998 to $3,291,586 versus $2,810,956 representing an increase of 17.1% for the period.

Primarily as a result of increases in overall net sales, the cost of sales increased to $4,324,322 for the three-month period in 1999 from $3,439,450 for the same period in 1998. For the nine-month period ended September 30, 1999 and 1998, cost of sales were $10,759,341 and $9,525,019, respectively. The cost of goods sold for the three month and nine month periods ended September 30, 1999, as a percentage of sales, was 69.3% for the three months and 68.6% for the nine months, compared to 66.4% for the three months and 71.7% for the nine months in 1998. The gross profit margin improvement in the nine month period ended September 30, 1999 resulted from the Company's continued focus on the sale of higher profit margin product lines, offset, in part, by a special purchase in the Opportunity segment of branded merchandise during the third quarter of 1999, which yielded lower profit margins. The Cosmetic lines improved their margins with the cost of sales decreasing to $4,532,646 for the nine months in 1999 versus $4,601,475 in 1998, reducing the cost of sales percentage to 56.5% from 66.7% in this period. For the third quarter of 1999, Cosmetics cost of sales increased to $1,980,813 in 1999 versus $1,895,354 in 1998, with a resulting cost of sales percentage of 60.2% in 1999 versus 67.4% in 1998. This higher margin resulted from the Company's successful concentration on the sale of higher profit items in this segment. The Opportunity lines cost of sales increased to $6,226,695 for the nine months of 1999 versus $4,923,544 in 1998, representing an increased cost of sales percentage of 81.4% in 1999 versus 77.0% in 1998. For the third quarter of 1999, the opportunity division had lower profit margins, primarily as a result of the special purchase of branded merchandise which yielded lower profit margins, with 1999 cost of sales of $2,343,509 versus $1,544,096 in 1998, representing an increased cost of sales percentage of 79.4% in 1999 versus 65.1% for the third quarter of 1998.

Selling, general and administrative ("SG&A") expenses decreased to $1,212,777 for the three month period ended September 30, 1999 from $1,338,790 for the comparable period in 1998. SG&A expenses for the nine-month period ended September 30 also decreased from $3,556,743 in 1998 to $3,482,217 in 1999. The decreases are primarily the result of managements continuing efforts at monitoring and controlling these costs. The principal components of SG&A expenses are payroll, rent, commissions, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses.

Total operating expenses increased from $4,778,240 in 1998 to $5,537,099 in 1999 for the three-month period ended September 30 and from $13,081,762 in 1998 to $14,241,558 in 1999 for the nine-month period ended September 30.

As a result of increases in net sales of $1,061,395 partially offset by increases in operating expenses of $758,859 for the three month period ended September 30, 1999 versus 1998, operating income increased by $302,540 for the period, from $403.662 in 1998 to $706,202 in 1999.

The increase in net sales of $2,394,172 for the nine month period ended September 30, 1999 versus 1998 was partially offset by a corresponding increase in operating expenses of $1,159,796. As a result, operating income increased by $1,234,376, from $206,472 in 1998 to $1,440,848 in 1999.

As a result of the above the Company has achieved substantial increases in profits over the prior year for both the nine months and third quarter. Net income increased from $62,782 for the nine months ended September 1998 to $741,852 for the nine months ended September 30, 1999. Net income increased from $205,057 for the three months ended September 30, 1998 to $384,957 for the three months ended September 30, 1999.

Liquidity and Capital Resources

At September 30, 1999, the Company had working capital of $8,216,904 including cash and cash equivalents in the amount of $104,101. The Company's principal cash requirements are for the acquisition of inventory and the financing of receivables. Receivables increased from $3,530,312 at December 31, 1998 to $6,117,791 at September 30, 1999,
representing an increase of $2,587,479, primarily as a result of the increased sales volume for the period ending September 30, 1999. Inventory increased from $6,496,298 at December 31, 1998 to $8,468,781 at September 30, 1999,
representing an increase of $1,972,483, primarily in anticipation of continued increased sales volume expected in the fourth quarter of 1999 and the first quarter of 2000. These increases in receivables and inventory were primarily financed by increased borrowings under the Company's revolving credit arrangement, in the amount of $1,315,830, and increases in accounts payable and accrued expenses, in the amount of $2,260,244.

During December 1998, the Company entered into a new credit facility ("Facility") with Merrill Lynch Business Financial Services Inc. ("Merrill Lynch") which replaced the Company's previous arrangement with Summit Bank. The Facility consists of both a revolving line of credit and a $900,000 term loan, which is payable in monthly installments through January 2006, at which time the unpaid balance is due. The revolving line of credit provided for maximum borrowings of $3,300,000 (see note 4 to the Company's condensed consolidated financial statements) against the Company's eligible accounts receivable and inventories, through October 31, 2000. On April 20, 1999, the Company obtained a temporary line of credit increase with Merrill Lynch increasing the Facility to a maximum borrowing of $3,800,000. The increase was effective through October 31, 1999, at which time the maximum line was to revert back to $3,300,000. Effective as of October 31, 1999, the Company and Merrill Lynch further amended the facility to increase the revolving credit loan to $3,800,000, and provide for an additional term loan of $500,000, which is to be repaid in 60 equal monthly installments, with interest at 2.65% above the

30 day commercial paper rate, through October 31, 2004, at which time the unpaid balance is due.

Outstanding borrowings under the Facility are secured by substantially all of the Company's assets. Funds available under the Facility were used to replace the previous loans with Summit Bank as well as provide funds for the working capital needs of the Company. As of September 30, 1999, the outstanding balance under the Revolving Line of Credit was $3,268,777 and under the term loans was $1,292,582. As of November 8, 1999, the outstanding balance under the Revolving Line of Credit was $3,265,093 and under the term loans was $1,282,146. The Facility contains certain restrictive covenants, which, among other things, require the maintenance of certain financial ratios and limitations on future indebtedness.

During the first nine months of l999, the Company received proceeds of $57,108 upon the exercise of options and warrants for the purchase of 39,176 shares of common stock at exercise prices ranging from $.875 to $4.25 per share.

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

The Company anticipates that its working capital, together with anticipated cash flow from the

Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Facility, which expires on October 31. 2000, and the term loans under the Facility, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's long-term liquidity.

The Company recognized the need to assure that its operations will not be adversely impacted by Year 2000 (Y2K) software failures. The impact on operations continues to be evaluated. Management has already assessed the revisions needed to be made to ensure that the Company will be able to process information beyond 1999 without disruption. New hardware and software has been purchased and installed and the Company's accounting programs have been upgraded and revised to reduce the possibility of Y2K failure. The installation and testing of the new programs and systems has been completed. The Company has assessed the Y2K status of its major suppliers to also reduce the likelihood of Y2K failure. Based on this assessment, Y2K compliance is not anticipated to have any material adverse effect on the Company's results of operations. The Company has also determined that a contingency plan in the event that it is unable to achieve Y2K compliance is unnecessary. The Company does not expect to incur material costs if such compliance is not achieved.

The Company is also subject to external Y2K related failures or disruptions that might generally affect industry and commerce, such as utility or transportation company Y2K compliance failures and related service interruptions. All of these could materially effect the Company's results of operations and financial condition.

Part II Other Information

      Item 6   Exhibits and Reports on Form 8-K

      A.       Exhibits

               10.1      WCMA Line of Credit Increase

               10.2      Approval of Term Loan

               27.       Financial Data Schedule

      B.       Reports on Form 8-K

               No reports on Form 8-K were filed by the registrant during the three month period ended September 30, 1999.


                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SEL-LEB MARKETING, INC.

November 10, 1999                           /s/ Jan S. Mirsky
                                                --------------------
                                                Jan S. Mirsky