Form 10KSB
period 1999-12-31
SEL-LEB MARKETING INC
filed 2000-03-30
CIK 934853

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $21,427,530.

The aggregate market value of voting stock held by non-affiliates of the registrant on March 27, 2000 was approximately $3,471,014. On such date, the closing price of the issuer's common stock was $2.84 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the issuer that beneficially own more than 10% of the issuer's voting stock have been excluded, except such shares, if any, with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the issuer that such individuals are, in fact, affiliates of the registrant.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 27, 2000 was 2,261,018

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 30, 2000 are incorporated in Part III. The Company's Proxy Statement will be filed within 120 days after December 31, 1999.

                             SEL-LEB MARKETING, INC.
                          Annual Report on Form 10-KSB
                   For the Fiscal Year Ended December 31, 1999

                                Table of Contents

                                                                            Page

PART I

    Item 1.   Description of Business                                         3
    Item 2.   Description of Property                                         7
    Item 3.   Legal Proceedings                                               7
    Item 4.   Submission of Matters to a Vote of Security Holders             7

PART II

    Item 5.   Market for Common Equity and Related Stockholder Matters        8
    Item 6.   Management's Discussion and Analysis or Plan of Operation       9
    Item 7.   Financial Statements                                           10
    Item 8.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            11

PART III

    Item 9.   Directors, Executive Officers, Promoters and Control Persons;  11
              Compliance with Section 16(a) of the Exchange Act              11
    Item 10.  Executive Compensation                                         11
    Item 11.  Security Ownership of Certain Beneficial Owners and
              Management                                                     11
    Item 12.  Certain Relationships and Related Transactions                 11
    Item 13.  Exhibits and Reports on Form 8-K                               11

                                     PART I

Item 1.Description of Business

General

Sel-Leb Marketing, Inc. (the "Company") was incorporated under the laws of the State of New York in September 1993. The Company is primarily engaged in the distribution and marketing of consumer merchandise to retail sellers such as mass merchandisers, discount chain stores and food, drug and electronic retailers. The Company's business presently consists of the following activities: (i) developing, marketing and selling the Company's own proprietary brands of budget-line health, beauty aid and cosmetic products, which are manufactured for the Company by contract manufacturers, (ii) opportunistic purchasing and secondary sourcing (i.e., distributing merchandise on a wholesale basis outside of normal distribution channels to retail merchants) of a broad range of name-brand and off-brand products such as health and beauty aids, cosmetics, fragrances, kitchen items and other household items, and (iii) developing, marketing and selling, or otherwise facilitating the development, marketing or sale of, products to be promoted by celebrity spokespersons and sold to mass merchandise retailers. The Company also currently intends to begin selling its own proprietary brands of cosmetic products and health and beauty aids on the Company's website "www.cosmeticshopper.com" which the Company anticipates will be launched in April, 2000. The Company's strategy is to capitalize on increased consumer demand for value and convenience resulting from the increased acceptance by consumers of mass merchandisers, electronic retailers and other mass marketing retail outlets, as well as on the popularity of consumer products endorsed by celebrity spokespersons.

In September 1997, the Company and RBCJJ Associates, LLC ("RBCJJ"), an unaffiliated third party, formed Ales Signature, Ltd., a New York corporation ("Ales"), for the purpose of acquiring from SBC Corporation, Inc. ("SBC") a line of women's cosmetic, corrective and treatment products (e.g., blemish creams and eye creams) sold under the Signature(TM) name. The Company owns 80% of Ales Signature, Ltd. The Company, in connection with the acquisition, acquired rights to the following trademarks: (i) all rights of SBC in and to certain trademarks (including the Signature Solutions(R) mark and the Signature Beauty Care(R), Lip Set(R) and Salon Essence(R) registered trademarks) and (ii) finished products and other inventory (including works in progress and component parts) related to the product lines bearing the acquired trademarks

Unless otherwise specified herein, references to the "Company" shall refer collectively to Sel-Leb Marketing, Inc. and its subsidiary Ales Signature, Ltd.

SALE OF PROPRIETARY BRAND NAME PRODUCTS. The Company is currently engaged in the development, marketing and sale of its own proprietary brand name budget-line health, beauty aid and cosmetic products. The Company's beauty aid and cosmetic products include budget-line lipsticks, lip pencils, nail polishes and eye pencils, which are manufactured in a variety of colors and are sold under the Linette(R), Zia(R), Loud Music(R), Ghoul Tools(R), Quick Thang(R), Loud Sticks(TM), Signature Solutions(R) and Signature Beauty Care(R) brand names to retail chains and other mass merchandisers located throughout the United States, Canada and Puerto Rico. All of the Company's proprietary beauty aid and cosmetic products are manufactured and supplied by third parties in accordance with the Company's specifications. The Company purchases all materials for these products (including raw materials and packaging) through individually placed purchase orders to various suppliers. During the fiscal year ended December 31, 1999, one supplier accounted for approximately 49% of such purchases. The Company has credit arrangements with suppliers that allow it to purchase merchandise on credit with payment generally due 30 days after purchase. To date, the Company has not experienced any shortages of or difficulties in obtaining the raw materials used in its products or the materials used for the packaging of its products. Furthermore, the Company believes that alternate sources of supply for such materials are readily available and that the loss of any one of its suppliers would not have a material adverse effect. The Company believes that it has good relationships with the suppliers of raw materials and packaging for its proprietary products.

Typically, materials purchased by the Company for its proprietary beauty aid and cosmetic products are delivered by the suppliers to the Company's warehouse facilities. The Company thereafter, delivers such materials, on an as-needed basis, to its contract manufacturers, which are engaged by the Company to provide filling services and perform quality control with respect to the finished products. During the fiscal year ended December 31, 1999, one such contract manufacturer, LPD Packaging, Inc., accounted for approximately 50% of the Company's filling services. All products are manufactured pursuant to the Company's specifications on a purchase order basis. Once completed, the products are delivered to the Company, which packages the products and distributes the finished products to its customers. Although the Company believes that its contract manufacturers have the capacity to produce volumes of the Company's products sufficient to meet the Company's foreseeable needs, there can be no assurance of such. Furthermore, although the Company believes that it has a good relationship with its contract manufacturers and that the Company will continue to obtain its finished beauty aid and cosmetic products from such manufacturers in the foreseeable future, the Company does not have written contracts with any of these manufacturers and there can therefore be no assurance of such. In the event the Company were to experience difficulties with or the loss of services of its present manufacturers, the Company believes that it would be able to retain the services of other manufacturers; however, there can be no assurance that such services could be retained on a timely basis or on terms as favorable as those with its present manufacturers.

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

OPPORTUNISTIC PURCHASING AND SECONDARY SOURCING ACTIVITIES. The Company acts as a secondary sourcer of a broad range of name-brand and off-brand merchandise, including health and beauty aids, cosmetics, fragrances, kitchen items and other household products. The Company acquires its merchandise in negotiated purchases either directly from consumer goods manufacturers or from wholesalers, retailers, financially distressed businesses, duty-free distributors and other secondary sources located in the United States and, to a very limited extent, in Europe, and sells the merchandise to retail chains and other mass merchandisers located throughout the United States. During the year ended December 31, 1999, the Company purchased merchandise from over 50 different suppliers and sold the merchandise to over 30 different retailers, including, among others, BJ's Wholesale Club and Rite Aid, which accounted for approximately 14% and 12%, respectively, of the Company's net opportunistic sales in 1999. The Company believes that its longstanding relationships with many of its suppliers and customers are important to the secondary sourcing activities of the Company, and that its relationship with its suppliers and customers are good.

In connection with its distribution activities, the Company has the ability to repackage merchandise acquired by it or to provide other value-added services at the request of a retailing customer. For example, if the Company were to acquire merchandise which had been packaged by the manufacturer as a four-pack item (i.e., four items to the package), the Company could, if requested by the retailer, repackage the item as a ten-pack item prior to delivery of the merchandise to the customer. Likewise, at a customer's request, the Company has the ability to package several different items together to create a gift or bonus package. The Company believes that its ability to provide such value-added services allows it to service the ongoing needs of its customers and to enhance its sales and customer relations.

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

The Company purchases the name-brand and off-brand merchandise which it sells to retailers from over 50 suppliers, including consumer goods manufacturers, wholesalers, retailers, financially distressed businesses, duty-free distributors and other secondary sources. The Company is continually seeking to locate new sources of merchandise. Generally, the Company will be contacted by a manufacturer or other supplier when such supplier has excess merchandise that is available for resale through the secondary market; alternatively, the Company will also contact a supplier if it becomes aware that the supplier has merchandise which it desires to sell. Although certain suppliers may have provided a majority or all of a particular type of product or particular category of merchandise, no supplier accounted for more than 14% of the Company's total opportunistic merchandise purchases for the year ended December 31, 1999, with the exception of Stealth International, Inc., which accounted for 17% of said purchases. During the year ended December 31, 1999, substantially all of the Company's secondary sourcing merchandise was purchased from domestic suppliers, with the remainder being purchased from suppliers located in Europe. The Company believes that the loss of any one of its suppliers would not have a material adverse effect on the Company and that alternative sources of merchandise are readily available in all existing product categories as well as additional product categories.

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

The Company also acts as a wholesale distributor of prestige, designer fragrances. Historically, manufacturers of such fragrances have sold their products primarily to leading department stores. As a result, mass merchandisers have traditionally only been able to obtain such items from secondary sources such as the Company. Typically, the Company purchases these fragrances from other secondary sources such as export and import companies, duty-free distributors and department stores which are liquidating their excess inventory. Unlike other merchandise which is acquired by the Company at prices that are significantly below wholesale, the Company purchases the designer fragrances at above-wholesale prices (although still well below their normal retail price). The Company, in turn, sells such items to mass merchandisers. The Company believes that sales of such fragrances will continue to constitute a portion of its sales, although there can be no assurance of such.

The Company believes that a portion of the designer fragrances purchased by it may include trademarked products manufactured in foreign countries and trademarked products manufactured in the United States that may have been sold to foreign distributors. From time to time, United States trademark owners and their licensees and trade associations have initiated litigation or administrative agency proceedings seeking to halt the importation into the United States of such foreign manufactured or previously exported trademarked products. Although the Company is not currently the subject of any such legal or administrative actions, and is not aware of any such threatened legal or administrative actions, there can be no assurance that the Company's business activities will not become the subject of such actions in the future, or that future judicial, legislative or administrative agency action will not limit or eliminate some or all of the secondary sources of supply of prestige fragrances used by the Company. However, the Company believes that any future limitation on or elimination of its sources of supply for prestige fragrances for sale to its customers would not have a material adverse effect on the Company, although there can be no assurance of such.

DEVELOPMENT OF "CELEBRITY-ENDORSED" PRODUCTS. The Company believes that the increasing popularity of consumer products endorsed by celebrities may provide significant future opportunities for the Company. Accordingly, the Company is seeking to develop products for promotion by celebrity spokespersons which products would be sold by the Company to mass merchandising and electronic retailers. In this connection, the Company will seek to enter into agreements with celebrities for whom it believes it will be able to successfully develop products which will have consumer appeal.

In September 1996, the Company entered into an arrangement with ACI, Inc. ("ACI"), a developer and marketer of cosmetic products, relating to the distribution and marketing of products endorsed by celebrity spokespersons through electronic media and other retail channels. Pursuant to this arrangement, the Company provides the financing required in connection with developing, marketing and distributing the products to be promoted by such celebrities and sold in the retail market. All profits and losses (after giving effect to any royalty payments required to be made to celebrity spokespersons) resulting from the sale of such products are to be divided equally between the Company and ACI. To date, the Company has provided the financing for a line of cosmetics developed by ACI (including, without limitation, lipsticks, blushes and other beauty products) which are being promoted by a leading make-up artist and sold through the electronic media. The revenues generated by the Company's arrangement with ACI, Inc. accounted for approximately 17% of the Company's net sales in 1999. There can be no assurance that any other products will be developed by ACI and financed by the Company pursuant to this agreement or that any such products that are developed will meet with consumer acceptance or provide significant revenues for the Company.

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

DEVELOPMENT OF THE COMPANY'S WEBSITE

In April 2000, the Company intends to commence operations of its website "www.cosmeticshopper.com." The primary purpose of this website is to promote and sell the Company's proprietary line of teen cosmetics, which primarily includes the Loud Music's line of lipsticks, nail polishes, fragrances, glitters, lip gloss, lip pencils and eye pencils.

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

Typically, all raw materials purchased by the Company for its proprietary beauty aid and cosmetic products, are delivered to the Company's warehouse facility. Thereafter, the Company delivers such materials, on an as-needed basis, to its contract manufacturers, which provide filling services and perform quality control with respect to the finished products. Once completed, the products are delivered to the Company, which packages the products and distributes the finished goods from its warehouse to its customers.

Competition

The areas of business in which the Company engages are highly competitive. The Company believes that it competes with the following:

In the opportunistic purchasing area of its business, the Company competes with other secondary sourcers, as well as with wholesale distributors and retailers, with respect to its ability to obtain merchandise. In addition, with respect to sales of such merchandise to its customers, the Company competes with other secondary suppliers, as well as with manufacturers who sell directly to retail merchandisers. The Company believes that its ability to purchase a broad array of merchandise at competitive prices is critical to its success.

In connection with its sale of proprietary brand name products including the Linette(R), Quick Thang(R), Loud Sticks, Zia, Loud Music(R), Ghoul Tools(R), Signature Solutions(R) and Signature Beauty Care(R) products, the Company competes at the retail level with other manufacturers of budget-line health, beauty aid and cosmetic products for shelf space and promotional space.

In connection with its celebrity-endorsed products business, the Company competes with manufacturers and marketing organizations that seek out celebrities to endorse products and assist in marketing programs for their merchandise, as well as with celebrity agents who can negotiate directly with retailers in order to secure marketing contracts for the celebrities they represent. The Company believes that it will compete on the basis of its ability to design products which are consistent with celebrities' respective preferences and characters and to provide such products to retailers at competitive prices.

In connection with its website business, the Company will compete with numerous other websites that sell teen cosmetics.

Many of the Company's existing or potential competitors are well established companies and have or will have substantially greater financial, marketing and other resources than the Company. The Company believes that it competes on the basis of value, product assortment and availability, service to customers and reputation, as well as on the basis of its long-standing and well established relationships with both its suppliers and customers. Although the Company believes that it will be able to compete effectively on the basis of such factors, there can be no assurance of such.

Trademark and Servicemark Protection

Products developed by the Company are sold under the Linette(R), Zia, Quick Thang(R), Loud Sticks(TM), Signature Solutions(R) and Signature Beauty Care(R) trademarks and the Loud Music(R) and Ghoul Tools(R) marks. The Company has registered the Linette(R) and Zia trademarks with the United States Patent and Trademark Office (the "Trademark Office") and, in connection with the acquisition of the product lines from SBC, Ales acquired all of SBC's rights in and to the Signature Solutions(R) mark and the Signature Beauty Care(R), Groomer's Secret(R), Lip Set(R) and Salon Essence(R) trademarks. However, there can be no assurance that these marks do not or will not violate the proprietary rights of others, that such marks would be upheld if challenged or that the Company would not be prevented from using its trademarks. The Company has also applied to the Trademark Office for the registration of the trademarks Loud Music(R) and Ghoul Tools(R) the trademarks under which the Company sells certain proprietary cosmetics products. There can be no assurance that registration of such trademarks will be granted by the Trademark Office. In addition, the Company has also applied to the Trademark Office to register certain other trademarks which it intends to use in the future in connection with its own proprietary brand name products, and intends to register other brand names chosen by the Company for its own line of products. However, there can be no assurance that the Company will be able to register any such marks.

Personnel

The Company currently employs approximately 25 full-time salaried employees and approximately 50 hourly employees (the exact number of which fluctuates from time to time based on the Company's needs). The terms of employment of the Company's hourly employees are governed by a collective bargaining agreement which commenced on September 1, 1997 and continues for a term of five years. Management believes that its employee relations are good.

Insurance

To date, no material product liability claims have been made against the Company; however, as a distributor of merchandise, including health and beauty aids, cosmetics, fragrances and household items, the Company could be exposed to possible liability claims from others for personal injury or property damage due to design or manufacturing defects or otherwise. The Company maintains a product liability insurance policy that has a $1,000,000 per occurrence limit and a $2,000,000 aggregate limit, and a $5,000,000 umbrella liability insurance policy to cover claims in excess of the limits of its product liability insurance. In addition, the Company believes that the suppliers from whom it purchases such merchandise, including the manufacturers thereof, maintain adequate levels of product liability insurance. The Company also maintains other insurance, including insurance relating to property and personal injury, which the Company believes is similar to that maintained by comparable businesses and in amounts which the Company currently considers adequate. The Company believes that its insurance coverage, including without limitation its product liability coverage, is adequate in light of prior experience and future expectations. Nevertheless, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company.

Item 2.Description of Property

The Company's principal executive offices are located at 495 River Street, Paterson, New Jersey, 07524. Such premises include approximately 50,500 square feet of office and warehouse space. The lease which commenced April 1, 1997, is for a period of five years. The current monthly rent (including tax) is $20,666 which will increase to $24,833 on April 1, 2000. The Company is also obligated to reimburse the lessor in the third, fourth and fifth years of the lease for the Company's proportionate share of any increases in real estate taxes and assessments over the amount of such taxes and assessments during calendar year 1997.

The Company believes that the space afforded by its properties is adequate for the current needs of its business.

Item 3.Legal Proceedings

Except for proceedings in the normal course of business, the Company is not a party to or involved in any pending legal proceedings.

Item 4.Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

Item 5.Market for Common Equity and Related Stockholder Matters

          A.       Market Information.

The shares of Common Stock of the Company commenced trading on the Nasdaq Small Capitalization Market under the symbol "SELB" on July 13, 1995. The range of high and low reported closing sales prices for the Common Stock as reported by Nasdaq during the fiscal years ended December 31, 1998 and 1999 were as follows:


                                                                            High                Low
                                                                            ----                ---

Fiscal Year 1998(1)
-------------------

Quarter Ended:

        March 31, 1998....................................                 $3.75                $1.50
        June 30, 1998.....................................                 $1.75                $0.72
        September 30, 1998................................                 $1.375               $0.375
        December 31, 1998.................................                 $1.75                $0.438

Fiscal Year 1999
----------------

Quarter Ended:

        March 31, 1999....................................                  $3.313               $1.250
        June 30, 1999.....................................                  $5.563               $2.250
        September 30, 1999................................                  $3.313               $2.281
        December 31, 1999.................................                  $4.688               $2.125

(1) All share prices prior to June 19, 1998 have been adjusted to give effect to a one-for-eight reverse stock split which was effected by the Company on June 19, 1998. In addition, all shares prior to December 7, 1999 have been adjusted to give effect to a two-for-one stock split which was effected by the Company on December 7, 1999.

The prices set forth above reflect inter dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          B.       Holders.

          On March 27, 2000, as reported by the Company's transfer agent,shares of Common Stock were held by 46 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

          C.       Dividends.

          The Company did not pay any dividends during 1998 and 1999. The payment by the Company of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's business operations.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the company's results of operations, liquidity and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and related notes thereto. The Annual Report on Form 10-KSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to general trends in the retail industry, the ability of the Company to successfully implement its expansion plans, consumer acceptance of any products developed and sold by the Company, the ability of the Company to develop its "celebrity" product business and other factors set forth herein or in reports and other documents filed by the Company with the SEC.

Consolidated Results of Operations: Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998:

The Company has two principal business segments (see Note 7 to the Company's audited consolidated financial statements): Opportunity and Cosmetics.

Net sales for the year ended December 31, 1999 were $21,427,530 compared to $17,275,423 for the year ended December 31, 1998, representing an increase of 24.0%. The increase in net sales for the year ended December 31, 1999 resulted primarily from the Company's sales efforts in both the Opportunity and Cosmetic lines. The Opportunity sales increased to $10,600,996 for the year ended December 31, 1999, versus $7,615,130 for the same period in 1998, representing an increase of 39.2%. Cosmetic sales for the year ended December 31, 1999 increased to $10,826,534 from $9,660,293 in 1998, representing an increase of 12.0%.

Primarily as a result of increases in overall net sales, the cost of sales increased to $15,418,254 for the year 1999 from $13,337,039 for the same period in 1998. The cost of goods sold for the year ended December 31, 1999, as a percentage of sales was 72.0%, compared to 77.2% for the year in 1998. The gross profit margin improvement for the year ended December 31, 1999 resulted from the Company's continued focus on the sale of higher profit margin product lines. The Cosmetic lines improved their margins with the cost of sales decreasing to $6,469,886 for the year in 1999 versus $6,554,093 in 1998, reducing the cost of sales percentage to 59.8% from 67.8% in this period. The higher margin resulted from the Company's successful concentration on the sale of higher profit items in this segment. The Opportunity lines cost of sales increased to $8,948,368 for the year 1999 versus $6,782,946 in 1998. The dollar increase was directly attributable to the increased sales volume in this segment. However, the cost of sales percentage improved to 84.4% in 1999 from 89.0% in 1998.

Selling, general and administrative ("SG&A") expenses increased to $4,247,550 for the year ended December 31, 1999 from $3,545,248 for the comparable period in 1998. The increase is primarily the result of the increased sales volume in 1999. SG&A expenses include principally payroll, rent, commissions, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses. The G&A expense components of these expenses are comparable in 1999 versus 1998.

Total operating expenses increased from $16,882,287 in 1998 to $19,665,804 in 1999 for the year ended December 31, 1999.

As a result of increases in net sales of $4,152,107 partially offset by increases in operating expenses of $2,783,517 for the year ended December 31, 1999 versus 1998, operating income increased by $1,368,590 for the period, from $393,136 in 1998 to $1,761,726 in 1999.

Liquidity and Capital Resources

At December 31, 1999, the Company had working capital of $8,470,171 including cash and cash equivalents in the amount of $158,032. The Company's principal cash requirements are for the acquisition of inventory and the financing of receivables. Receivables increased from $3,530,312 at December 31, 1998 to $5,702,343 at December 31, 1999, representing an increase of $2,172,031, primarily as a result of the increased sales volume for the period ending December 31, 1999. Inventory increased from $6,496,298 at December 31, 1998 to $8,331,838 at December 31, 1999, representing an increase of $1,835,540 primarily in anticipation of continued increased sales volume expected in the year 2000. These increases in receivables and inventory were primarily financed by increased borrowings under the Company's revolving credit arrangement and term loan, in the amount of $1,061,199, increases in accounts payable and accrued expenses, in the amount of $1,402,935 and $918,280 provided by results of operations

During December 1998, the Company entered into a new credit facility ("Facility") with Merrill Lynch Business Financial Services Inc. ("Merrill Lynch") which replaced the Company's previous arrangement with Summit Bank. The Facility consists of both a revolving line of credit and a $900,000 term loan, which is payable in monthly installments through January 2006, at which time the unpaid balance is due. The revolving line of credit provided for maximum borrowings of $3,300,000 (see note 4 to the Company's audited consolidated financial statements) against the Company's eligible accounts receivable and inventories, through October 31, 2000. On April 20, 1999, the Company obtained a temporary line of credit increase with Merrill Lynch increasing the Facility to a maximum borrowing of $3,800,000. The increase was effective through October 31, 1999, at which time the maximum line was to revert back to $3,300,000. Effective as of October 31, 1999, the Company and Merrill Lynch further amended the facility to increase the revolving credit loan to $3,800,000, and provide for an additional term loan of $500,000, which is to be repaid in 60 equal monthly installments, with interest at 2.65% above the 30 day commercial paper rate, through October 31, 2004, at which time the unpaid balance is due.

Outstanding borrowings under the Facility are secured by substantially all of the Company's assets. Funds available under the Facility were used to replace the previous loans with Summit Bank as well as provide funds for the working capital needs of the Company. As of December 31, 1999, the outstanding balance under the Revolving Line of Credit was $2,948,356 and under the term loans, including the Paterson Restoration Corporation, described below, was $1,450,989. As of March 27, 2000, the outstanding balance under the Revolving Line of Credit was $3,228,212 and under the term loans, including the Paterson Restoration Corporation, was $1,382,524. The Facility contains certain restrictive covenants, which, among other things, require the maintenance of certain financial ratios and limitations on future indebtedness.

During l999, the Company received proceeds of $67,984 upon the exercise of options and warrants for the purchase of 82,852 shares of common stock at exercise prices ranging from $.437 to $2.469 per share.

On September 26, 1997, in connection with the previous relocation of its office and warehouse facilities to Paterson, New Jersey, the Company borrowed $100,000 from the Paterson Restoration Corporation. The loan, which bears interest at 6% per annum, provides for monthly payment of principal and interest in the amount of $1,461 through October 1, 2004. On December 28, 1999, in connection with the expansion of its business in Paterson, New Jersey, the Company borrowed an additional $100,000 from the Paterson Restoration Corporation. The loan, which bears interest at 6% per annum, provides for monthly payments of principal and interest in the amount of $1,461 through December 1, 2006. Each of these loans is secured by a second priority lean on all new machinery and equipment purchased by the Company. The proceeds of each of the loans were used for the purchase of fixed assets.

The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Facility, which expires on October 31, 2000, and the term loans under the Facility, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's long-term liquidity.

During the year ended December 31, 1999, we completed our Year 2000 assessment. The costs of such assessment were not significant. In addition, we have experienced no problems in the operations of our business as a result of anticipated Year 2000 effects on computer systems.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

See the section captioned "Election of Directors" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 30, 2000 which section is incorporated herein by reference.

Item 10.  Executive Compensation

See the section captioned "Executive Compensation" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 30, 2000, which section is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          (a)  Security Ownership of Certain Beneficial Owners

          See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 30, 2000, which section is incorporated herein by reference.

          (b)  Security Ownership of Directors and Officers

          See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 30,2000, which section is incorporated herein by reference.

          (c)  Changes in Control

          The Company knows of no contractual arrangements which may, at a subsequent date, result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

See the section captioned "Certain Transactions" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held May 30, 2000, which section is incorporated herein by reference.

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

          4.2 Warrant and Registration Agreement dated as of July 20, 1995 between the Company and Jan Mirsky (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

          4.3 Warrant Extension Agreement Between Sel-Leb Marketing, Inc. and Jan S. Mirsky dated March 3, 2000.

          4.4 1995 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1995).

          4.5 1995 Nonemployee Directors' Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1995).

          4.6 Form of Stock Option Agreements under the 1995 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, as filed with the Commission on January 10, 1997).

          4.7 Form of Stock Option Agreement under the 1995 Nonemployee Directors' Stock Option Plan (incorporated by reference to
                   Exhibit 4.4 to the Company's Registration Statement on Form S-8, as filed with the Commission on January 10, 1997).

          10.1 Employment Agreement dated as of June 30, 1995 between the Company and Harold Markowitz (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

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

          10.5 Employment Agreement dated as of September 27, 1995 between the Company and Jack Koegel (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

          10.6 Trademark License Agreement dated January 28, 1997 between Bell Abbott Haussmann Inc. and the Company (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

          10.7 Merchandising License Agreement dated as of October 16, 1996 between Viacom Consumer Products, Inc. and the Company (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

          10.8 Lease dated as of February 5, 1997 between Bascom Corp. and the Company (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

          10.9 Shareholders Agreement dated June 26, 1996 among Sel-Leb Marketing, Inc., B.B. Associates, LLC, Seth Markowitz and Beau Brummel Sel-Leb Marketing, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31,
                   1997).

          10.10 Agreement dated as of January 2, 1997 between QVC, Inc. and Beau Brummel Sel-Leb Marketing, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31,
                   1997).

          10.11 Product Promotion Agreement dated as of April 1997 between Philbin Enterprises and Beau Brummel Sel-Leb Marketing, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997).

          10.12 Loan and Security Agreement dated October 22, 1997 between Summit Bank, the Company and Ales (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997).

          10.13 Environmental Indemnity Agreement dated October 22, 1997 between the Company, Ales and Summit Bank (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30,
                   1997).

          10.14 Security Agreement dated September 26, 1997 between the Company and Paterson Restoration Corporation (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30,
                   1997).

          10.15 Stockholder's Agreement between RBCJJ Associates LLC and the Company (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997).

          10.16 Asset Purchase Agreement dated as of September 15, 1997 between SBC Corporation, Inc. and Ales (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30,
                   1997).

          10.17 Collective Bargaining Agreement dated September 1, 1997 between Local 300-S Production Service & Sales District Council I.U.C. AFL-CIO and the Company (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

          10.18 Working Capital Management Account (WCMA) and Term Loan Agreement dated as of November 16, 1999 between Sel-Leb Marketing, Inc. and Merrill Lynch Business Financial Services Inc.

          10.19 Promissory Note and Security Agreement between Sel-Leb Marketing, Inc. and Paterson Restoration Corporation dated December 29, 1999

          11.1 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

          21       Subsidiaries of the Company

          23.1     Consent of J.H. Cohn LLP.

          27.1     Financial Data Schedule.

          (b)  Reports on Form 8-K

        None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SEL-LEB MARKETING, INC.
                                   (Registrant)

                                   By:  /s/ Harold Markowitz
                                        --------------------

                                        Harold Markowitz
                                        Chairman of the Board

                               Date: March 30, 2000

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Name                                    Title                            Date
                   ----                                    -----                            ----

 /s/ Harold Markowitz                        Chairman of the Board and Director          March 30, 2000
 --------------------
  Harold Markowitz

 /s/ Paul Sharp                              President, Chief Executive Officer and      March 30, 2000
 --------------                              Director (principal executive officer)
  Paul Sharp

 /s/ Jan S. Mirsky                           Executive Vice President - Finance and      March 30, 2000
 -----------------                           Director (principal financial and
  Jan S. Mirsky                              accounting officer)

 /s/ Jack Koegel                             Vice Chairman of the Board, Chief           March 30, 2000
 ---------------                             Operating Officer and Director
  Jack Koegel

 /s/ Jorge Lazaro                            Executive Vice President, Secretary and     March 30, 2000
 ----------------                            Director
   Jorge Lazaro

 /s/ Stanley R. Goodman                      Director                                    March 30, 2000
 ----------------------
  Stanley R. Goodman

 /s/ Edward C. Ross                          Director                                    March 30, 2000
 ------------------
  Edward C. Ross

 /s/ L. Douglas Bailey                       Director                                    March 30, 2000
 ---------------------
  L. Douglas Bailey

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY




                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-2

CONSOLIDATED BALANCE SHEET
   DECEMBER 31, 1999                                                         F-3

CONSOLIDATED STATEMENTS OF INCOME
   YEARS ENDED DECEMBER 31, 1999 AND 1998                                    F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   YEARS ENDED DECEMBER 31, 1999 AND 1998                                    F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
   YEARS ENDED DECEMBER 31, 1999 AND 1998                                    F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-7/20




                                       * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Sel-Leb Marketing, Inc.


We have audited the accompanying consolidated balance sheet of SEL-LEB MARKETING, INC. AND SUBSIDIARY as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sel-Leb Marketing, Inc. and Subsidiary as of December 31, 1999, and their results of operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

                                                J.H. COHN LLP

Roseland, New Jersey
March 24, 2000

                        SEL-LEB MARKETING, INC. AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31, 1999


                                        ASSETS

Current assets:
   Cash and cash equivalents                                           $     158,032
   Accounts receivable, less allowance for doubtful accounts
      of $230,918                                                          5,702,343
   Inventories                                                             8,331,838
   Deferred tax assets                                                       288,195
   Prepaid expenses and other current assets                                 534,309
                                                                       -------------
         Total current assets                                             15,014,717
Property and equipment, at cost, net of accumulated depreciation
   and amortization of $858,882                                              547,376
Goodwill, net of accumulated amortization of $129,676                        216,092
Other assets                                                                 113,498
                                                                       -------------

         Total                                                           $15,891,683
                                                                         ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to bank                                                 $  2,948,356
   Current portion of long-term debt                                         262,888
   Accounts payable                                                        2,279,635
   Accrued expenses and other liabilities                                  1,053,667
                                                                       -------------
         Total current liabilities                                         6,544,546
Long-term debt, net of current portion                                     1,188,101
                                                                       -------------
         Total liabilities                                                 7,732,647
                                                                       -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
      authorized; none issued                                                   -
   Common stock, $.01 par value; 40,000,000 shares
      authorized; 2,261,018 shares issued and outstanding                     22,611
   Additional paid-in capital                                              6,496,359
   Retained earnings                                                       1,685,066
   Less receivable in connection with equity transactions                    (45,000)
                                                                     ---------------
         Total stockholders' equity                                        8,159,036
                                                                       -------------

         Total                                                           $15,891,683
                                                                         ===========




See Notes to Consolidated Financial Statements.

                        SEL-LEB MARKETING, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME
                        YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                             1999            1998
                                                                          -----------     -----------

Net sales                                                                 $21,427,530     $17,275,423
                                                                          -----------     -----------

Operating expenses:
    Cost of sales                                                          15,418,254      13,337,039
    Selling, general and administrative expenses                            4,247,550       3,545,248
                                                                          -----------     -----------
           Totals                                                          19,665,804      16,882,287
                                                                          -----------     -----------

Operating income                                                            1,761,726         393,136
                                                                          -----------     -----------

Other income (expense):
    Interest expense, net of interest income of $1,862 and $4,346            (320,522)       (264,104)
    Unusual item - gain on sale of portion of minority interest
        in subsidiary                                                                          75,729
    Other                                                                       2,929          20,847
                                                                          -----------     -----------
           Totals                                                            (317,593)       (167,528)
                                                                          -----------     -----------

Income before provision for income taxes                                    1,444,133         225,608

Provision for income taxes                                                    525,853          74,724
                                                                          -----------     -----------

Net income                                                                $   918,280     $   150,884
                                                                          ===========     ===========

Net earnings per share:
    Basic                                                                    $.41             $.07
                                                                             ====             ====

    Diluted                                                                  $.37             $.07
                                                                             ====             ====

Weighted average shares outstanding:
    Basic                                                                   2,235,751       2,178,166
                                                                            =========       =========

    Diluted                                                                 2,459,029       2,291,762
                                                                            =========       =========







See Notes to Consolidated Financial Statements.


                                           SEL-LEB MARKETING, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                                                            Receivable in
                                                              Additional                     Connection           Total
                                          Common Stock         Paid-in        Retained       with Equity       Stockholders'
                                       Shares      Amount      Capital        Earnings       Transactions         Equity
                                       ------      ------     ----------    -----------      ------------     -------------

Balance, January 1, 1998              8,712,727    $87,127    $6,363,859    $   615,902       $(45,000)        $7,021,888

Effect of 1-for-8 reverse stock
   split                             (7,623,644)   (76,236)       76,236

Net income                                                                      150,884                           150,884
                                     -----------  ---------    ---------    -----------       ---------        ----------

Balance, December 31, 1998            1,089,083     10,891     6,440,095        766,786        (45,000)         7,172,772

Net proceeds from exercise
   of warrants                            8,800         88        10,912                                           11,000

Net proceeds from exercise of
   stock options                         74,052        741        56,243                                           56,984

Effect of 2-for-1 stock split         1,089,083     10,891       (10,891)

Net income                                                                      918,280                           918,280
                                      ---------    -------    ----------     ----------       --------         ----------

Balance, December 31, 1999            2,261,018    $22,611    $6,496,359     $1,685,066       $(45,000)        $8,159,036
                                      =========    =======    ==========     ==========       ========         ==========





See Notes to Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                                    1999            1998
                                                                                               --------------   ------------
Operating activities:
     Net income                                                                                $   918,280      $   150,884
     Adjustments to reconcile net income to net cash used in
         operating activities:
         Depreciation and amortization                                                             302,954          281,452
         Provision for doubtful accounts                                                           154,804          240,000
         Deferred income taxes                                                                     (34,100)         (80,440)
         Net gain on sale of interest in subsidiary                                                                 (75,729)
         Changes in operating assets and liabilities:
              Accounts receivable                                                               (2,326,835)        (810,316)
              Inventories                                                                       (1,835,540)        (681,625)
              Prepaid expenses and other current assets                                            162,546          139,001
              Other assets                                                                          48,342           (4,407)
              Accounts payable, accrued expenses and other
                  liabilities                                                                    1,402,935          535,884
                                                                                               -----------      ------------
                      Net cash used in operating activities                                     (1,206,614)        (305,296)
                                                                                               -----------      ------------

Investing activities:
     Purchases of property and equipment                                                          (208,240)        (375,892)
     Proceeds from sale of interest in subsidiary                                                                    81,137
     Proceeds from adjustments to purchase price for acquired
         business                                                                                                    37,500
                                                                                               ------------     ------------
                      Net cash used in investing activities                                       (208,240)        (257,255)
                                                                                               ------------     ------------

Financing activities:
     Net proceeds from notes payable to bank, net of repayments                                  1,120,115          928,241
     Net proceeds from long-term debt                                                              100,000          928,752
     Repayments of long-term debt                                                                 (158,916)      (1,014,464)
     Loan financing costs                                                                          (60,357)         (25,606)
     Net proceeds from exercise of warrants and stock options                                       67,984
                                                                                               -----------      -----------
                      Net cash provided by financing activities                                  1,068,826          816,923
                                                                                               -----------      -----------

Net increase (decrease) in cash and cash equivalents                                              (346,028)         254,372

Cash and cash equivalents, beginning of year                                                       504,060          249,688
                                                                                               -----------      -----------

Cash and cash equivalents, end of year                                                         $   158,032      $   504,060
                                                                                               ===========      ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                                             $   316,439      $   268,450
                                                                                               ===========      ===========

     Income taxes paid                                                                         $   346,856      $    18,500
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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and summary of significant accounting policies
           (continued):
           Product development costs:
              The Company expenses product development costs as incurred. Product development costs charged to operations amounted to approximately $79,000 and $66,000 in 1999 and 1998, respectively.

           Advertising:
              The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $151,000 in both 1999 and 1998.

           Common stock splits:
              The numbers of common shares and the per share amounts in these notes and the accompanying consolidated financial statements have been retroactively adjusted, where appropriate, for a 1-for-8 reverse split effected on June 19, 1998 and a 2-for-1 split effected on December 7, 1999.

           Stock options:
              In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will only recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. The Company will also make pro forma disclosures, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and summary of significant accounting policies
           (concluded):
           Earnings per share:
              The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," which require the presentation of "basic" and, if appropriate, "diluted" earnings per common share if that amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

              In computing diluted earnings per share for 1999 and 1998, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:

                                                                 1999        1998
                                                               --------    ---------

                 Basic weighted average shares outstanding     2,235,751   2,178,166
                 Shares arising from assumed exercise of:
                   Stock options                                 174,157     110,280
                   Warrants                                       49,121       3,316
                                                               ---------  ----------

                 Diluted weighted average shares outstanding   2,459,029   2,291,762
                                                               =========   =========

           Recent accounting pronouncements:
              The FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") had issued certain accounting pronouncements as of December 31, 1999 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect in 1999 and 1998.

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

           The acquisition was accounted for as a purchase. Costs of acquisition of approximately $570,000 and $100,000 in 1997 were allocated to inventories and goodwill, respectively. In December 1998, the Company received $37,500 based on adjustments to the initial purchase price agreed to by SBC and, as a result, goodwill was reduced by that amount.

           On March 31, 1998, the Company, which at that date owned a 90% interest in Ales, entered into an agreement whereby it reduced its interest to 80% by selling an additional 10% interest to the minority stockholder for total consideration of $81,137 which was paid in installments prior to December 31, 1998. As a result of the sale, the Company recognized a gain of $75,729, before giving effect to any related income tax effects. The gain has been reflected separately as an unusual item in the accompanying 1998 consolidated statement of income.

           The minority interest in the net equity of Ales as of December 31, 1999 and the minority interest in the results of its operations in 1999 and 1998 were immaterial.

           From time-to-time, the Company transacts other business with parties related to the minority stockholders of Ales. During 1999, the Company purchased inventories at a total cost of approximately $1,505,000 from companies affiliated with the minority stockholders. At December 31, 1999, accounts payable included a total of $455,515 that was owed to the related companies for purchases of inventories. During 1998, such transactions were not material.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Property and equipment:
           Property and equipment at December 31, 1999 consisted of the following:

                                                          Estimated
                                                           Useful
                                                            Lives             Amount
                                                        --------------    -----------

             Machinery and equipment                    2 to 7 years      $   847,277
             Display fixtures                                3 years          353,950
             Computer equipment                         3 to 5 years          140,553
             Leasehold improvements                         10 years           64,478
                                                                          -----------
                                                                            1,406,258
             Less accumulated depreciation and
                 amortization                                                 858,882
                                                                          -----------

                    Total                                                 $   547,376
                                                                          ===========

           Depreciation expense aggregated $268,514 and $242,494 in 1999 and 1998, respectively.

Note 4 - Note payable to bank:
           During December 1998, the Company entered in a loan agreement pursuant to which Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") is providing the Company with a credit facility (the "Facility"). Based on the latest amendments to the loan agreement as of December 31, 1999, the Facility consisted of a revolving line of credit, with maximum borrowings of $3,800,000 against the Company's eligible accounts receivable and inventories through October 31, 2000, and two term loans (see Note 5). Borrowings under the revolving line of credit, which totaled $2,948,356 at December 31, 1999, bear interest, which is payable monthly, at 2.65% above the 30-day commercial paper rate (an effective rate of 8.28% as of December 31, 1999). Outstanding borrowings under the Facility are secured by substantially all of the Company's assets.

           The loan agreement with Merrill Lynch contains certain restrictive covenants which, among other things, require the maintenance of certain financial ratios and limit additional indebtedness.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Long-term debt:
           At December 31, 1999, long-term debt consisted of the following:

              Term loans payable to Merrill Lynch (A):
                 Due in monthly installments of $8,333 and a final
                   payment in November 2004                            $  491,667
                 Due in monthly installments of $10,714 and a final
                   payment in January 2006                                771,429
              Loans payable to Paterson Restoration Corporation (B):
                 Due in monthly installments of $1,461 and a final
                   payment in October 2004                                 73,404
                 Due in monthly installments of $1,461 and a final
                   payment in January 2007                                100,000
              Other                                                        14,489
                                                                       ----------
                                                                        1,450,989
              Less current portion                                        262,888
                                                                       ----------

              Long-term debt                                           $1,188,101
                                                                       ==========

              (A) Interest is payable monthly at 2.65% above the 30-day
                  commercial paper rate. The loans are secured by substantially all of the assets of the Company (see Note 4).

              (B) Interest is payable at an annual rate of 6%. The loans are secured by a second lien on the Company's machinery and equipment.

           Principal amounts due under the Company's long-term obligations in each of the five years subsequent to December 31, 1999 are as follows:

              Year Ending
              December 31,                                              Amount
              ------------                                              ------

                 2000                                                   $262,888
                 2001                                                    259,867
                 2002                                                    257,080
                 2003                                                    258,839
                 2004                                                    249,468


Note 6 - Preferred stock and stock options:
           Preferred stock:
              On May 27, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation which authorizes the issuance by the Company of up to 10,000,000 shares of preferred stock with a par value of $.01 per share. The preferred stock may be issued in one or more series with the terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued by the Company as of December 31, 1999.

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

              In addition, the Company has a Nonemployee Directors' Stock Option Plan (the "Directors' Plan") which provides for the issuance of options to nonemployee directors of the Company for the purchase of shares of common stock at a price that is not less than the fair market value of the shares on the date of grant. The term of each option and the manner of exercise is determined by the Board of Directors, but the options cannot be exercisable more than 10 years after the date of grant. Upon election to the Board of Directors, and after each reelection, each nonemployee director is granted an option to purchase 1,250 common shares exercisable from the date of grant.

              A summary of the status of the Company's shares subject to options as of December 31, 1999 and 1998 and changes during the years then ended is presented below:

                                                             1999                         1998
                                                      --------------------     ------------------------
                                                                  Weighted                    Weighted
                                                       Shares      Average      Shares         Average
                                                         or       Exercise        or          Exercise
                                                       Price        Price        Price         Price
                                                      ---------   --------     --------       ---------
                    Outstanding, at beginning of
                       year                             414,812      $2.47      300,312       $8.57
                    Granted (A)                         343,902       2.29      392,376        1.95
                    Canceled (A)                       (120,752)      3.15     (277,876)       8.32
                    Exercised                           (74,052)       .77
                                                      ---------                --------

                    Outstanding, at end of year         563,910      $2.44      414,812       $2.47
                                                      =========      =====     ========       =====

                    Options exercisable, at
                       end of year                      326,394                 277,344
                                                      =========                ========

                    Weighted average fair value
                       of options granted during
                       the year                           $2.17                  $1.89
                                                          =====                  =====

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6 - Preferred stock and stock options (continued):
           Stock options (continued):
              (A) Options granted and canceled include shares subject to options for which the exercise price was reduced in 1999 and 1998 as set forth below:

                   1999:

                                 12,500     $  3.25       $2.00
                                  8,000        3.25        2.38
                                 80,000        3.25        2.50
                                    126        5.25        2.50
                                    750        6.50        2.50
                                    250       21.00        2.50
                                    126       21.50        2.50
                             ----------

                      Total     101,752
                             ==========


                                             Original     Adjusted
                                             Exercise     Exercise
                                 Shares       Price        Price
                                 ------      --------    ----------

                     1998:

                                    626      $23.50      $  .44
                                 75,500       11.00        3.25
                                  6,250       11.00        2.00
                                119,250        6.67        3.25
                                    250        6.50        2.00
                                  2,500        5.27        4.00
                                    126        5.27        2.00
                                 25,248        2.00         .44
                               --------

                        Total   229,750
                              =========

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6 - Preferred stock and stock options (continued):
           Stock options (continued):
              The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                       Options Outstanding                                Options Exercisable
                   --------------------------------------------------------------     ---------------------------
                                                        Weighted
                                                        Average
                                                        Years of       Weighted                       Weighted
                                                        Remaining      Average                        Average
                         Exercise          Number      Contractual     Exercise         Number        Exercise
                          Prices         Outstanding       Life          Price        Exercisable     Price
                   --------------------  -----------   -----------   -------------    -----------    -----------

                         $.4375              105,689          8.65   $       .4375         39,662       $  .4375
                      .578-2.125             108,631          8.03          1.52           46,599         1.75
                      2.375-2.719            213,902          7.78          2.44          119,539         2.47
                       3.25-6.67             125,188          6.26          3.65          110,094         3.55
                       8.00-27.00             10,500          6.90         17.62           10,500        17.62
                                            --------                                      -------

                  $.4375-$27.00              563,910          7.64         $2.44          326,394        $2.97
                  =============              =======          ====         =====          =======        =====

           Shares subject to warrants:
              At December 31, 1999, the Company had warrants outstanding for the purchase of 86,622 shares of common stock that are exercisable through April 15, 2001 at $1.25 per share. Warrants to purchase 1,355,570 shares at an exercise price of $8.00 per share expired during 1999. The Company received proceeds of $11,000 during 1999 upon the exercise of warrants to purchase 8,800 shares of common stock at an exercise price of $1.25 per share. There were no other changes in outstanding warrants during 1999 and 1998.

           Shares reserved for issuance:
              At December 31, 1999, shares of common stock were reserved for the following:

                 Exercise of outstanding stock options          563,910
                                                                -------

                 Exercise of stock options available for grant:
                   Option Plan                                  211,788
                   Directors' Plan                               52,500
                                                                -------
                     Total                                      264,288
                                                                -------

                   Exercise of warrants                          86,622
                                                                -------

                     Total                                      914,820
                                                                =======

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Preferred stock and stock options (concluded):
           Stock options (concluded):
              Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options and warrants granted to employees and the exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost was recognized in the accompanying 1999 and 1998 consolidated financial statements for stock options and warrants granted to employees. The pro forma amounts computed as if the Company had elected to recognize compensation cost for stock options and warrants granted to employees based on the fair value of the options and warrants at the date of grant as prescribed by SFAS 123 and the related historical amounts reported in the accompanying consolidated statements of income are set forth below:

                                                              1999         1998
                                                            ---------   ----------

                 Net income - as reported                   $ 918,280   $ 150,884
                                                            =========   =========
                 Net income (loss) - pro forma              $ 493,507   $(306,556)
                                                            =========   =========
                 Basic earnings per share - as reported         $ .41       $ .07
                                                                =====       =====
                 Basic earnings (loss) per share - pro forma    $ .22       $(.14)
                                                                =====       =====
                 Diluted earnings per share - as reported       $ .37       $. 07
                                                                =====       =====
                 Diluted earnings per share - pro forma         $ .20
                                                                =====

              The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1999 and 1998:

                                                              1999         1998
                                                          -----------   --------

                 Expected volatility                             162%       160%
                 Risk-free interest rate                         6.0%       5.2%
                 Expected years of option life                   5.0        5.0
                 Expected dividends                                0%         0%

              Substantially all of the pro forma charges for compensation of $424,773 and $457,440 (net of tax effects) in 1999 and 1998, respectively, derived from the fair value option pricing model were attributable to the effects of the options that were repriced during the year.

Note 7 - Income taxes:
           Deferred tax assets at December 31, 1999 were attributable to temporary differences related to the following:

              Inventories                                                $155,585
              Allowance for bad debts                                      85,190
              Other                                                        47,420
                                                                         --------

                 Net deferred tax assets                                 $288,195
                                                                         ========

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Income taxes (concluded):
           The net provision for income taxes in 1999 and 1998 consisted of the following provisions (credits):

                                                                1999       1998
                                                              ---------  ---------
              Federal:
                 Current                                       $483,238  $130,206
                 Deferred                                       (32,720)  (69,370)
                                                              ---------  --------
                      Totals                                    450,518    60,836
                                                              ---------  --------

              State:
                 Current                                         76,715    24,958
                 Deferred                                        (1,380)   (11,070)
                                                              ---------  ---------
                      Totals                                     75,335    13,888
                                                              ---------  ---------

                      Totals                                   $525,853 $  74,724
                                                               ======== =========

           The provision for income taxes in 1999 and 1998 differs from the amount computed using the Federal statutory rate of 34% as a result of the following:

                                                                 1999          1998
                                                                 ----          ----

              Tax at Federal statutory rate                       34%          34%
              Increase (decrease) from effects of:
                 State income taxes, net of Federal income tax
                   benefit                                         3            4
                 Nondeductible expenses and other permanent
                   differences                                     1            8
                 Prior year overaccruals                                      (10)
                 Other (primarily surtax exemption)               (2)          (3)
                                                                 ---         ----

                      Totals                                      36%          33%
                                                                  ==          ===


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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and contingencies (continued):
           Leases (concluded):
              The future minimum rental payments under the leases as of December 31, 1999 were as follows:

                 Year Ending
                 December 31,                                 Amount
                 ------------                              -----------

                     2000                                    $203,537
                     2001                                     203,537
                     2002                                      50,884
                                                           ----------

                        Total                                $457,958
                                                             ========

              Rent expense amounted to approximately $238,000 and $253,000 in 1999 and 1998, respectively.

           Employment agreements:
              The Company has entered into employment agreements with five officers which expire at various times through July 2000.

              The future minimum payments under the employment agreements as of December 31, 1999 aggregated $187,500, all of which are payable in the year ending December 31, 2000.

           Promotional and licensing agreements:
              The Company has various promotional and licensing agreements whereby it pays royalty fees to celebrities and/or licensors based upon a percentage of net sales attributable to the celebrities' appearances or sales of the licensor's products. Royalty fees charged to operations amounted to approximately $346,000 and $434,000 in 1999 and 1998, respectively.

           Litigation:
              The Company is involved in various claims and lawsuits incidental to its business. Management believes that the probable resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company.

           Concentrations of credit risk:
              Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At December 31, 1999, cash balances exceeded Federal insurance limits by $22,000. Exposure to credit risk is reduced by placing such deposits in major financial institutions and monitoring their credit ratings.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8 - Commitments and contingencies (concluded):
           Concentrations of credit risk (concluded):
              The Company generally extends credit to its customers, a significant portion of which are in the retail industry. Approximately 32% and 46% of the Company's net sales were derived from its two major customers during 1999 and 1998, respectively. The two customers also accounted for approximately $2,431,000 of the Company's accounts receivable balance at December 31, 1999. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at December 31, 1999.

Note 9 - Fair value of financial instruments:
           The Company's material financial instruments at December 31, 1999 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) notes payable and long-term debt were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

Note 10- Segment information:
           During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales and gross margins in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments: "Opportunity" and "Cosmetics". The Opportunity segment is comprised of the operations connected with the acquisition, sale and distribution of name-brand and off-brand products which are purchased from close-out, overstocked and/or change-of-packaging brand name items. The Cosmetics segment is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" cosmetics and health and beauty aid products and designer and all other fragrances.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10 - Segment information (concluded):
           Net sales, cost of sales and other related segment information follows:

                                                                           1999            1998
                                                                       ------------   -------------
                 Net sales:
                   Opportunity                                          $10,600,996    $  7,615,130
                   Cosmetics                                             10,826,534       9,660,293
                                                                       ------------   -------------
                          Total net sales                                21,427,530      17,275,423
                                                                       ------------   -------------

                 Cost of sales:
                   Opportunity                                            8,948,368       6,782,946
                   Cosmetics                                              6,469,886       6,554,093
                                                                       ------------   -------------
                          Total cost of sales                            15,418,254      13,337,039

                 Selling, general and administrative expenses             4,247,550       3,545,248
                                                                       ------------   -------------
                          Total operating expenses                       19,665,804      16,882,287
                                                                       ------------   -------------

                 Operating income                                         1,761,726         393,136
                                                                       ------------   -------------

                 Other income (expense):
                   Interest expense, net                                   (320,522)       (264,104)
                   Unusual item - gain on sale of portion
                      of minority interest                                                   75,729
                   Other                                                      2,929          20,847
                                                                       ------------   -------------
                          Totals                                           (317,593)       (167,528)
                                                                       ------------   -------------

                 Income before provision for income taxes              $  1,444,133   $     225,608
                                                                       ============   =============

                 Segment assets:
                    Inventories:
                      Opportunity                                      $  1,129,320   $     781,178
                      Cosmetics                                           7,202,518       5,715,120
                                                                       ------------   -------------
                          Totals                                          8,331,838       6,496,298

                    Other assets                                          7,559,845       5,944,987
                                                                       ------------   -------------

                          Total assets                                 $ 15,891,683   $  12,441,285
                                                                       ============   =============



                                      * * *