Form 10QSB
period 2000-03-31
SEL-LEB MARKETING INC
filed 2000-05-22
CIK 934853

                     U.S. Securities and Exchange Commission
                              Washington, D.C 20549

                                   Form 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,261,018 shares of common stock as of May 18, 2000.

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY




                                                                                                                    PAGE
                                                                                                                    ----
Part I - Financial Information


Item 1.       Financial Statements

              Report of Independent Public Accountants                                                                2

              Condensed Consolidated Balance Sheets at March 31, 2000
              (Unaudited) and December 31, 1999                                                                       3

              Condensed Consolidated Statements of Operations
              Three Months Ended March 31, 2000 and 1999 (Unaudited)                                                  4

              Condensed Consolidated Statement of Changes in Stockholders' Equity
              Three Months Ended March 31, 2000 (Unaudited)                                                           5

              Condensed Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2000 and 1999 (Unaudited)                                                  6

              Notes to Condensed Consolidated Financial Statements                                                   7-9

Item 2.       Management's Discussion and Analysis or Plan of Operation                                             10-12


Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                                       13

              Signatures                                                                                             13






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Board of Directors and Stockholders
Sel-Leb Marketing, Inc. and Subsidiary

We have reviewed the accompanying condensed consolidated balance sheet of SEL-LEB MARKETING, INC. AND SUBSIDIARY as of March 31, 2000, and the related condensed consolidated statements of operations, changes in stockholders' equity and cash flows for the three months ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American
Insititute of Certified Public Accountants. A review of Interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review of the condensed consolidated financial statements referred to above, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of operations and cash flows for the year then ended which are not presented herein, and in our report dated
March 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying condensed consolidated statements of operations and cash flows for the three months ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

                                                J.H.Cohn LLP

Roseland, New Jersey
May 17, 2000





                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999


                                                                                              March              December
                                              ASSETS                                        31, 2000             31, 1999
                                              ------                                     --------------       --------------
                                                                                          (Unaudited)            (Note 1)
Current assets:

     Cash and cash equivalents                                                             $     178,797      $     158,032
     Accounts receivable, less allowance for doubtful
         accounts of $271,818 and $230,918                                                     5,487,689          5,702,343
     Inventories                                                                               8,637,422          8,331,838
     Deferred tax assets                                                                         297,258            288,195
     Prepaid expenses and other current assets                                                   639,741            534,309
                                                                                          --------------     --------------
              Total current assets                                                            15,240,907         15,014,717
Property and equipment, at cost, net of accumulated
     depreciation and amortization of $921,282 and $858,882                                      489,740            547,376
Goodwill, net of accumulated amortization of $138,291
     and $129,676                                                                                207,477            216,092
Other assets                                                                                     112,363            113,498
                                                                                          --------------      -------------

              Totals                                                                         $16,050,487        $15,891,683
                                                                                          ==============        ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank                                                                   $  3,281,266       $  2,948,356
     Current portion of long-term debt                                                           266,789            262,888
     Accounts payable                                                                          2,127,550          2,279,635
     Accrued expenses and other liabilities                                                    1,236,374          1,053,667
                                                                                           -------------      -------------
              Total current liabilities                                                        6,911,979          6,544,546
Long-term debt, net of current portion                                                         1,117,554          1,188,101
                                                                                           -------------      -------------
              Total liabilities                                                                8,029,533          7,732,647
                                                                                           -------------      -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
         authorized; none issued                                                                 -                  -
     Common stock, $.01 par value; 40,000,000 shares
         authorized; 2,261,018 shares issued and outstanding                                      22,611             22,611
     Additional paid-in capital                                                                6,496,359          6,496,359
     Retained earnings                                                                         1,543,984          1,685,066
     Less receivable in connection with equity transactions                                      (42,000)           (45,000)
                                                                                         ---------------    ---------------
              Total stockholders' equity                                                       8,020,954          8,159,036
                                                                                           -------------      -------------

              Totals                                                                         $16,050,487        $15,891,683
                                                                                             ===========        ===========


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                                                 2000                1999
                                                                                              ----------        -----------

Net sales                                                                                     $5,006,394         $4,424,315
                                                                                              ----------         ----------

Operating expenses:
     Cost of sales                                                                             4,121,055          3,079,667
     Selling, general and administrative expenses                                              1,028,474          1,087,635
                                                                                             -----------        -----------
           Totals                                                                              5,149,529          4,167,302
                                                                                             -----------        -----------

Operating income (loss)                                                                         (143,135)           257,013

Interest expense, net of interest income of $3,500
     and $4,519                                                                                   92,937             61,667
                                                                                           -------------        -----------

Income (loss) before income taxes                                                               (236,072)           195,346

Provision (credit) for income taxes                                                              (94,990)            74,900
                                                                                            ------------        -----------

Net income (loss)                                                                            $  (141,082)       $   120,446
                                                                                             ===========        ===========

Net earnings (loss) per share:
     Basic                                                                                         ($.06)              $.06
                                                                                                   =====               ====

     Diluted                                                                                       ($.06)              $.05
                                                                                                   =====               ====

Weighted average shares outstanding:
     Basic                                                                                     2,261,018          2,178,360
                                                                                               =========          =========

     Diluted                                                                                   2,261,018          2,301,031
                                                                                               =========          =========










See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)






                                                                                                 Receivable in
                                                          Additional                              Connection               Total
                                    Common Stock           Paid-in            Retained            with Equity          Stockholders'
                                Shares        Amount       Capital            Earnings            Transactions            Equity
                              ------------  ----------   ------------       ------------         --------------        -------------

Balance, January 1, 2000       2,261,018     $22,611      $6,496,359         $1,685,066            $(45,000)            $8,159,036

Partial payment of balance
    receivable                                                                                        3,000                  3,000

Net loss                                                                       (141,082)                                  (141,082)
                              ------------  ----------   ------------       ------------         --------------        -------------

Balance, March 31, 2000        2,261,018     $22,611      $6,496,359         $1,543,984            $(42,000)            $8,020,954
                               =========     =======      ==========         ==========            ========             ==========
















See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                                                 2000               1999
                                                                                             -----------         ----------

Operating activities:
     Net income (loss)                                                                       $  (141,082)         $ 120,446
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
         Depreciation and amortization                                                            71,015             67,410
         Provision for doubtful accounts                                                          40,900             32,814
         Deferred income taxes                                                                    (9,063)
         Changes in operating assets and liabilities:
              Accounts receivable                                                                173,754           (599,188)
              Inventories                                                                       (305,584)          (584,244)
              Prepaid expenses and other current assets                                         (105,432)           (33,539)
              Other assets                                                                         1,135              4,050
              Accounts payable, accrued expenses and other
                  liabilities                                                                     30,622            526,588
                                                                                             -----------         ----------
                     Net cash used in operating activities                                      (243,735)          (465,663)
                                                                                             -----------         ----------

Investing activities - purchases of property and equipment                                        (4,764)           (33,522)
                                                                                           -------------        -----------

Financing activities:
     Proceeds from note payable to bank, net                                                     332,910            217,691
     Repayments of long-term debt                                                                (66,646)           (18,513)
     Net proceeds from exercise of warrants and stock options                                                         1,872
     Decrease in receivable in connection with equity transactions                                 3,000
                                                                                           -------------         ----------
                     Net cash provided by financing activities                                   269,264            201,050
                                                                                             -----------         ----------

Net increase (decrease) in cash and cash equivalents                                              20,765           (298,135)

Cash and cash equivalents, beginning of period                                                   158,032            504,060
                                                                                             -----------         ----------

Cash and cash equivalents, end of period                                                      $  178,797          $ 205,925
                                                                                              ==========          =========








See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and basis of presentation:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of March 31, 2000, their results of operations and cash flows for the three months ended March 31, 2000 and 1999 and their changes in stockholders' equity for the three months ended March 31, 2000. Sel-Leb and Ales are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 1999 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

                The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Stock split:
                The numbers of common shares and the per share amounts set forth herein have been retroactively adjusted, where appropriate, for a 2-for-1 split effected on December 7, 1999.

Note 3 - Earnings (loss) per share:
                As further explained in Note 1 in the 10-KSB, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which require the presentation of "basic" and, if appropriate, "diluted" earnings (loss) per common share. Basic earnings
                (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Earnings (loss) per share (concluded):
                Since the Company had a net loss for the three months ended March 31, 2000, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive. Accordingly, the basic and diluted loss per share and weighted average share amounts are the same for that period.

                In computing diluted earnings per share for the three months ended March 31, 1999, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:


                    Basic weighted average shares outstanding                          2,178,360
                    Shares arising from assumed exercise of stock options                122,671
                                                                                      ----------

                    Diluted weighted average shares outstanding                        2,301,031
                                                                                      ==========


Note 4 - Note payable to bank:

                As further explained in Note 4 in the 10-KSB, during December 1998 the Company entered into a loan agreement pursuant to which Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") is providing the Company with a credit facility, including a revolving line of credit with maximum borrowings of $3,800,000 against the Company's eligible accounts receivable and inventories, through October 31, 2000. Borrowings under the revolving line of credit, which totaled $3,281,266 at March 31, 2000, bear interest, which is payable monthly, at 2.65% above the 30-day commercial paper rate (an effective rate of 8.73% as of March 31, 2000).

Note 5 - Stock options and warrants:
                Descriptions of the Company's stock option plans and other information related to stock options and warrants are included in Note 6 in the 10-KSB. No options or warrants were granted, exercised or cancelled during the three months ended March 31, 2000.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6- Segment information:
                Pursuant to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company reports segment sales and gross margins in the same format reviewed by the Company's, management (the "management approach"). The Company has two reportable segments: "Opportunity" and "Cosmetics". The Opportunity segment is comprised of the operations connected with the acquisition, sale and distribution of name-brand and off-brand products which are purchased from close-out, overstocked and/or change-of-packaging brand name items. The Cosmetics segment is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" cosmetics and health and beauty aid products and designer and all other fragrances.

                Net sales, cost of sales and other related segment information for the three months ended March 31, 2000 and 1999 follows:


                                                                                              2000                1999
                                                                                          -----------         -----------

                    Net sales:
                        Opportunity                                                        $1,918,468          $1,850,754
                        Cosmetics                                                           3,087,926           2,573,561
                                                                                          -----------         -----------
                           Total net sales                                                  5,006,394           4,424,315
                                                                                          -----------         -----------

                    Cost of sales:
                        Opportunity                                                         1,631,696           1,590,786
                        Cosmetics                                                           2,489,359           1,488,881
                                                                                          -----------         -----------
                           Total cost of sales                                              4,121,055           3,079,667

                    Selling, general and administrative expenses                            1,028,474           1,087,635
                                                                                          -----------         -----------
                           Total operating expenses                                         5,149,529           4,167,302
                                                                                          -----------         -----------

                    Operating income (loss)                                                  (143,135)            257,013
                    Interest expense, net                                                      92,937              61,667
                                                                                         ------------        ------------

                    Income (loss) before provision (credit)
                        for income taxes                                                  $  (236,072)        $   195,346
                                                                                          ===========         ===========



                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto. This Quarterly Report on Form 10-QSB contains certain forward-looking statements, including statements concerning the adequacy of the Company's sources of cash to finance its current and future operations. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to general trends in the retail industry, the operation of the Company's website, the ability of the Company to successfully implement its expansion plans, consumer acceptance of any products developed and sold by the Company, the ability of the Company to develop its "celebrity" product business and other factors set forth herein or in reports and other documents filed by the Company with the SEC.

Consolidated Results of Operations: Three Month Period Ended March 31, 2000 Compared to the Corresponding Period Ended March 31, 1999.

         The Company has two principal business segments (see Note 6 to the Company's condensed consolidated financial statements). Opportunity and Cosmetics. Net sales for the three months ended March 31, 2000 were $5,006,394 compared to $4,424,315 for the three months ended March 31, 1999, representing an increase of 13.2%. This increase in net sales resulted primarily in the cosmetics segment, which increased approximately 12.0%, while the opportunity segment increased by 3.7%.

         As a result of increased sales, cost of sales increased from $3,079,667 for the three month period in 1999 to $4,121,055 in 2000. The cost of goods as a percentage of sales increased from 69.6% in 1999 to 82.3% in 2000, primarily as a result of the Company's decision to sell certain inventories at lower than usual margins to customers with whom the Company is hopeful of doing significant business in the near future, and the Company's decision to reduce inventory of slow moving items by selling them at reduced margins. The cosmetics lines increased their cost of sales from $1,488,881 for the first quarter 1999 to $2,489,359 for the first quarter 2000, with a resulting cost of sales percentage of 80.6% in 2000 versus 57.9% in 1999. Opportunity products cost of sales increased from $1,590,786 in 1999 to $1,631,696 for the first quarter in 2000, with a resulting cost of sale percentage of 85.1% versus 86.0% in 1999.

         Selling, general and administrative ("SG&A") expenses decreased from $1,087,635 for the three month period ended March 31, 1999 to $1,028,474 for the comparable period in 2000. The decrease is primarily the result of management's continuing efforts at monitoring and controlling these costs. Generally, the principal components of the Company's SG&A expenses are payroll, rent, commission, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses.

         Interest expense increased from $61,667 for the three month period ended March 31, 1999 to $92,937 for the comparable period in 2000. This increase resulted from increases in interest rates as well as increased borrowings under the Company's operating line of credit and additional long term loans obtained by the Company.

         As a result of the increase in the cost of sales, partially offset by the decrease in SG&A, total operating expenses increased from $4,167,302 for the three month period ended March 31, 1999 to $5,149,529 for the three month period ended March 31, 2000. Primarily as a result of these increased operating expenses, pretax income decreased by $431,418 from income of $195,346 for the period ended March 31, 1999 to a loss of $(236,072) for the comparable period in 2000.

         As a result of the Company's having recorded a net operating loss for the three month period ended March 31, 2000 as compared to net operating income for the comparable period in 1999, the Company's provision for income taxes decreased from an expense of $74,900 in 1999 to a benefit of $(94,990) in 2000.

         As a result of the above, the Company's net income decreased by approximately $261,528 from $120,446 for the three month period ended March 31, 1999 to a loss of $(141,082) for the comparable period in 2000.

Liquidity and Capital Resources

At March 31, 2000, the Company had working capital of $8,328,928 including cash and cash equivalents in the amount of $178,797. The Company's principal cash requirements are for the acquisition of inventory and the financing of receivables. Receivables decreased from $5,702,343 at December 31, 1999 to $5,487,689 at March 31, 2000, representing a decrease of $214,654 while inventory increased from $8,331,638 at December 31, 1999 to $8,637,422 at March 31, 2000, representing an increase of $305,784.

During December 1998, the Company entered into a new credit facility ("Facility") with Merrill Lynch Business Financial Services Inc. ("Merrill Lynch") which replaced the Company's previous arrangement with Summit Bank. The Facility initially consisted of both a revolving line of credit and a $900,000 term loan, which is payable in monthly installments through January 2006, at which time the unpaid balance is due. The revolving line of credit provided for maximum borrowings of $3,300,000 (see note 4 to the Company's audited consolidated financial statements) against the Company's eligible accounts receivable and inventories, through October 31, 2000. On April 20, 1999, the Company obtained a temporary line of credit increase with Merrill Lynch increasing the Facility to a maximum borrowing of $3,800,000. The increase was effective through October 31, 1999, at which time the maximum line was to revert back to $3,300,000. Effective as of October 31, 1999, the Company and Merrill Lynch further amended the facility to increase the revolving credit line to $3,800,000, and provide for an additional term loan of $500,000, which is to be repaid in 60 equal monthly installments, with interest at 2.65% above the 30 day commercial paper rate, through October 31, 2004, at which time the unpaid balance is due.

Outstanding borrowings under the Facility are secured by substantially all of the Company's assets. Funds available under the Facility were used to replace the previous loans with Summit Bank as well as provide funds for the working capital needs of the Company. As of March 31, 2000, the outstanding balance under the Revolving Line of credit was $3,281,266 and under the term loans, including the Paterson Restoration Corporation, described below, was $1,384,343. As of May 18, 2000, the outstanding balance under the Revolving Line of credit was $3,208,910 and under the term loans, including the Paterson Restoration Corporation was $1,362,111. The Facility contains certain restrictive covenants, which, among other things, require the maintenance of certain financial ratios and limitations on future indebtedness.

On September 26, 1997, in connection with the previous relocation of its office and warehouse facilities to Paterson, New Jersey, the Company borrowed $100,000 from the Paterson Restoration Corporation. The loan, which bears interest at 6% per annum, provides for monthly payment of principal and interest in the amount of $1,461 through October 1, 2004. On December 28, 1999, in connection with the expansion of its business in Paterson, New Jersey, the Company borrowed an additional $100,000 from the Paterson Restoration Corporation. The loan, which bears interest at 6% per annum, provides for monthly payments of principal and interest in the amount of $1,461 through December 1, 2006. Each of these loans is secured by a second priority lien on all new machinery and equipment purchased by the Company. The proceeds of each of the loans were used for the purchase of fixed assets.

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

During the year ended December 31, 1999, we completed our Year 2000 assessment. The costs of such assessment were not significant. In addition, we experienced no problems in the operations of our business as a result of Year 2000 effects on computer systems.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

A.       Exhibits

         None

27.      Financial Data Schedule

B.       Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the three Month Period ended March 31, 2000.


                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SEL-LEB MARKETING, INC.

                                              /s/ Jan S. Mirsky
                                              -----------------
                                              Jan S. Mirsky
                                              Executive Vice President - Finance
                                              As both duly authorized officer of
                                              the registrant and as principal
                                              financial officer of registrant.

May 18, 2000