Form 10QSB
period 2000-06-30
SEL-LEB MARKETING INC
filed 2000-08-14
CIK 934853

                     U.S. Securities and Exchange Commission
                              Washington, D.C 20549

                                   Form 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,261,018 shares of common stock as of August 10, 2000.

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY




                                                                                           PAGE
                                                                                           ----

Part I - Financial Information

Item 1.       Financial Statements

              Report of Independent Public Accountants                                      2

              Condensed Consolidated Balance Sheets at June 30, 2000 (Unaudited)
              and December 31, 1999                                                         3

              Condensed Consolidated Statements of Operations
              Six Months Ended June 30, 2000 and 1999 (Unaudited)                           4

              Condensed Consolidated Statements of Operations
              Three Months Ended June 30, 2000 and 1999 (Unaudited)                         5

              Condensed Consolidated Statement of Changes in Stockholders' Equity
              Six Months Ended June 30, 2000 (Unaudited)                                    6

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2000 and 1999 (Unaudited)                           7

              Notes to Condensed Consolidated Financial Statements                         8-11

Item 2.       Management's Discussion and Analysis or Plan of Operation                   12-14


Part II - Other Information

Item 4.       Submission of Matters to a Vote of Security Holders                          15

Item 6.       Exhibits and Reports on Form 8-K                                             16

              Signatures                                                                   17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Sel-Leb Marketing, Inc. and Subsidiary

We have reviewed the accompanying condensed consolidated balance sheet of SEL-LEB MARKETING, INC. AND SUBSIDIARY as of June 30, 2000, and the related condensed consolidated statements of operations for the six and three months ended June 30, 2000 and changes in stockholders' equity and cash flows for the six months ended June 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review of the condensed consolidated financial statements referred to above, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended which are not presented herein, and in our report dated March 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying condensed consolidated statements of operations for the six and three months ended June 30, 1999 and cash flows for the six months ended June 30, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.


                                                 J.H. Cohn LLP

Roseland, New Jersey
August 9, 2000

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999


                                                                                               June             December
                            ASSETS                                                           30, 2000           31, 1999
                            ------                                                        --------------     --------------
                                                                                           (Unaudited)           (Note 1)
Current assets:
     Cash and cash equivalents                                                             $     102,296      $     158,032
     Accounts receivable, less allowance for doubtful
         accounts of $265,637 and $230,918                                                     4,826,788          5,702,343
     Inventories                                                                              10,371,831          8,331,838
     Deferred tax assets                                                                         281,760            288,195
     Prepaid expenses and other current assets                                                   741,850            534,309
                                                                                          --------------     --------------
              Total current assets                                                            16,324,525         15,014,717
Property and equipment, at cost, net of accumulated
     depreciation and amortization of $983,765 and $858,882                                      443,195            547,376
Goodwill, net of accumulated amortization of $146,906
     and $129,676                                                                                198,862            216,092
Other assets                                                                                     101,090            113,498
                                                                                          --------------     --------------

              Totals                                                                       $  17,067,672      $  15,891,683
                                                                                          ==============     ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
     Note payable to bank                                                                  $   3,524,614      $   2,948,356
     Current portion of long-term debt                                                           262,725            262,888
     Accounts payable                                                                          2,869,596          2,279,635
     Accrued expenses and other liabilities                                                    1,079,989          1,053,667
                                                                                          --------------     --------------
              Total current liabilities                                                        7,736,924          6,544,546
Long-term debt, net of current portion                                                         1,054,862          1,188,101
                                                                                          --------------     --------------
              Total liabilities                                                                8,791,786          7,732,647
                                                                                          --------------     --------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
         authorized; none issued                                                                    -                  -
     Common stock, $.01 par value; 40,000,000 shares
         authorized; 2,261,018 shares issued and outstanding                                      22,611             22,611
     Additional paid-in capital                                                                6,496,359          6,496,359
     Retained earnings                                                                         1,798,916          1,685,066
     Less receivable in connection with equity transactions                                      (42,000)           (45,000)
                                                                                          --------------     --------------
              Total stockholders' equity                                                       8,275,886          8,159,036
                                                                                          --------------     --------------

              Totals                                                                       $  17,067,672      $  15,891,683
                                                                                          ==============     ==============


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                                               2000               1999
                                                                                          --------------     --------------
Net sales                                                                                  $  10,027,566      $   9,488,805
                                                                                          --------------     --------------

Operating expenses:
     Cost of sales                                                                             7,621,393          6,435,019
     Selling, general and administrative expenses                                              2,028,479          2,319,140
                                                                                          --------------     --------------
         Totals                                                                                9,649,872          8,754,159
                                                                                          --------------     --------------

Operating income                                                                                 377,694            734,646

Interest expense                                                                                 187,944            147,851
                                                                                          --------------     --------------

Income before provision for income taxes                                                         189,750            586,795

Provision for income taxes                                                                        75,900            229,900
                                                                                          --------------     --------------

Net income                                                                                 $     113,850      $     356,895
                                                                                          ==============     ==============


Net earnings per share:
     Basic                                                                                          $.05               $.16
                                                                                                    ====               ====

     Diluted                                                                                        $.05               $.15
                                                                                                    ====               ====

Weighted average shares outstanding:
     Basic                                                                                     2,261,018          2,214,294
                                                                                               =========          =========

     Diluted                                                                                   2,422,026          2,403,414
                                                                                               =========          =========






See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                                               2000               1999
                                                                                          --------------     --------------
Net sales                                                                                     $4,995,872         $5,017,490
                                                                                          --------------     --------------

Operating expenses:
     Cost of sales                                                                             3,500,338          3,355,352
     Selling, general and administrative expenses                                                974,705          1,184,505
                                                                                          --------------     --------------
         Totals                                                                                4,475,043          4,539,857
                                                                                          --------------     --------------

Operating income                                                                                 520,829            477,633

Interest expense                                                                                  95,007             86,184
                                                                                          --------------     --------------

Income before provision for income taxes                                                         425,822            391,449

Provision for income taxes                                                                       170,890            155,000
                                                                                          --------------     --------------

Net income                                                                                 $     254,932      $     236,449
                                                                                          ==============     ==============


Net earnings per share:
     Basic                                                                                          $.11               $.11
                                                                                                    ====               ====

     Diluted                                                                                        $.11               $.10
                                                                                                    ====               ====

Weighted average shares outstanding:

     Basic                                                                                     2,261,018          2,250,424
                                                                                               =========          =========

     Diluted                                                                                   2,393,478          2,457,304
                                                                                               =========          =========






See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


                                                                                                   Receivable in
                                         Common Stock          Additional                           Connection             Total
                                    --------------------        Paid-in           Retained          with Equity        Stockholders'
                                      Shares      Amount        Capital            Earnings        Transactions            Equity
                                    ----------   --------    --------------      ------------      -------------       -------------
Balance, January 1, 2000             2,261,018    $22,611        $6,496,359        $1,685,066          $(45,000)          $8,159,036

Partial payment of balance
    receivable                                                                                            3,000                3,000

Net income                                                                            113,850                                113,850
                                    ----------   --------    --------------      ------------      -------------       -------------

Balance, June 30, 2000               2,261,018    $22,611        $6,496,359        $1,798,916          $(42,000)          $8,275,886
                                    ==========   ========    ==============      ============      =============       =============










See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                                             2000                 1999
                                                                                          -----------         -----------
Operating activities:
     Net income                                                                           $   113,850         $   356,895
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization                                                        144,383             134,870
         Allowance for doubtful accounts                                                       34,719              66,452
         Deferred income taxes                                                                  6,435             (40,360)
         Changes in operating assets and liabilities:
              Accounts receivable                                                             840,836          (1,092,148)
              Inventories                                                                  (2,039,993)         (1,279,174)
              Prepaid expenses and other current assets                                      (207,541)            (76,752)
              Other assets                                                                     10,138              26,836
              Accounts payable, accrued expenses and other
                  liabilities                                                                 616,283           1,104,498
                                                                                          -----------         -----------
                      Net cash used in operating activities                                  (480,890)           (798,883)
                                                                                          -----------         -----------

Investing activities - purchases of property and equipment                                    (20,702)           (152,877)
                                                                                          -----------         -----------

Financing activities:
     Proceeds from notes payable to bank - net                                                576,258             613,810
     Repayments of long-term debt                                                            (133,402)            (78,252)
     Net proceeds from exercise of warrants and stock options                                                      57,108
     Decrease in receivable in connection with equity transactions                              3,000
                                                                                          -----------         -----------
                      Net cash provided by financing activities                               445,856             592,666
                                                                                          -----------         -----------

Net decrease in cash and cash equivalents                                                     (55,736)           (359,094)

Cash and cash equivalents, beginning of period                                                158,032             504,060
                                                                                          -----------         -----------

Cash and cash equivalents, end of period                                                  $   102,296         $   144,966
                                                                                          ===========         ===========






See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Organization and basis of presentation:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of June 30, 2000, their results of operations for the six and three months ended June 30, 2000 and 1999, their changes in stockholders' equity for the six months ended June 30, 2000 and their cash flows for the six months ended June 30, 2000 and 1999. Sel-Leb and Ales are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 1999 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

                The consolidated results of operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Stock split:
                The numbers of common shares and the per share amounts set forth herein have been retroactively adjusted, where appropriate, for a 2-for-1 split effected on December 7, 1999.

Note 3 - Earnings per share:
                As further explained in Note 1 in the 10-KSB, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which require the presentation of "basic" earnings (loss) per common share and, if appropriate, "diluted" earnings per common share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Earnings per share (concluded):
                In computing diluted earnings per share, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:

                                                                          Six Months Ended          Three Months Ended
                                                                              June 30,                   June 30,
                                                                    --------------------------  -------------------------
                                                                        2000           1999          2000          1999
                                                                    --------------------------  -------------------------
                   Basic weighted average shares
                      outstanding                                    2,261,018       2,214,294     2,261,018    2,250,424
                   Shares arising from assumed
                      exercise of:
                      Stock options                                    119,315         142,750       104,367      156,878
                      Warrants                                          41,693          46,370        28,093       50,002
                                                                     ---------       ---------     ---------    ---------

                   Diluted weighted average shares
                      outstanding                                    2,422,026       2,403,414     2,393,478    2,457,304
                                                                     =========       =========     =========    =========


Note 4 - Note payable to bank:
                As further explained in Note 4 in the 10-KSB, during December 1998 the Company entered into a loan agreement pursuant to which Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") is providing the Company with a credit facility, including a revolving line of credit for borrowings against the Company's eligible accounts receivable and inventories. Borrowings under the revolving line of credit, which totaled $3,524,624 at June 30, 2000, bear interest, which is payable monthly, at 2.65% above the 30-day commercial paper rate (an effective rate of 9.25% as of June 30, 2000). Pursuant to an amendment to the loan agreement, maximum borrowings under the revolving line of credit will be $3,800,000 during the period from July 1, 2000 through August 2, 2000 and $4,550,000 during the period from August 3, 2000 through October 31, 2000, the date the loan agreement is due to expire.

Note 5 - Stock options and warrants:
                Stock option plans and warrants:
                    Descriptions of the Company's stock option plans and other information related to stock options and warrants are included in Note 6 in the 10-KSB. Certain information related to options and warrants outstanding at June 30, 2000 and changes in options and warrants outstanding during the six months ended June 30, 2000 are summarized below.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Stock options and warrants (concluded):
                Shares subject to options:
                    A summary of the status of the Company's shares subject to options as of June 30, 2000 and changes during the six months then ended is presented below:

                                                                                            Weighted
                                                                              Shares        Average
                                                                                or          Exercise
                                                                              Price          Price
                                                                             --------       --------
                         Outstanding, at January 1, 2000                      563,910        $2.44
                         Granted                                                5,000         3.00
                         Canceled                                             (26,376)       (3.18)
                                                                             --------

                         Outstanding, at June 30, 2000                        542,534        $2.41
                                                                              =======        =====

                         Options exercisable, at June 30, 2000                381,374        $2.73
                                                                              =======        =====

                         Weighted average fair value of options
                            granted during the six months
                            ended June 30, 2000                                 $2.78
                                                                                =====

                Shares subject to warrants:
                    At June 30, 2000, the Company had warrants outstanding for the purchase of 86,622 shares of common stock that are exercisable through April 15, 2001 at $1.25 per share. There were no changes in the number or the terms of outstanding warrants during the six months ended June 30, 2000.

                Shares reserved for issuance:
                    At June 30, 2000, shares of common stock were reserved for the following:

                         Exercise of outstanding stock options                    542,534
                                                                                  -------

                         Exercise of stock options available for grant:

                            Option Plan                                           206,788
                            Directors' Plan                                        52,500
                                                                                 --------
                               Total                                              259,288
                                                                                 --------

                         Exercise of warrants                                      86,622
                                                                                 --------

                               Total                                              888,444
                                                                                 ========

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

                Net sales, cost of sales and other related segment information for the six months ended June 30, 2000 and 1999 follows:


                                                                                            2000               1999
                                                                                       --------------     --------------
                    Net sales:
                        Opportunity                                                     $   4,517,243      $   4,702,325
                        Cosmetics                                                           5,510,323          4,786,480
                                                                                       --------------     --------------
                           Total net sales                                                 10,027,566          9,488,805
                                                                                       --------------     --------------

                    Cost of sales:
                        Opportunity                                                         3,153,171          3,883,187
                        Cosmetics                                                           4,468,222          2,551,832
                                                                                       --------------     --------------
                           Total cost of sales                                              7,621,393          6,435,019

                    Selling, general and administrative expenses                            2,028,479          2,319,140
                                                                                       --------------     --------------
                           Total operating expenses                                         9,649,872          8,754,159
                                                                                       --------------     --------------

                    Operating income                                                          377,694            734,646

                    Interest expense, net                                                     187,944            147,851
                                                                                       --------------     --------------

                    Income before provision for income taxes                            $     189,750      $     586,795
                                                                                       ==============     ==============


                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto. This Quarterly Report on Form 10-QSB contains certain forward-looking statements, including statements concerning the adequacy of the Company's sources of cash to finance its current and future operations. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to general trends in the retail industry, the operation of the Company's website, the ability of the Company to successfully implement its expansion plans, consumer acceptance of any products developed and sold by the Company, the ability of the Company to develop its "celebrity" product business and other factors set forth herein or in reports and other documents filed by the Company with the SEC. In addition, quarterly results in the Company's two business segments do not necessarily indicate trends in the Company's overall business operations, due to the timing of special purchases, special sales and large sales to any one particular customer.

Consolidated Results of Operations: Three and Six Months Ended June 30, 2000 Compared to the Corresponding Period Ended June 30, 1999.

The Company has two principal business segments (see Note 6 to the Company's condensed consolidated financial statements): Opportunity and Cosmetics.

Net sales for the three months ended June 30, 2000 were $4,995,872 compared to $5,017,490 for the three months ended June 30, 1999. For the six month period ended June 30, 2000, net sales were $10,027,566 compared to $9,488,805 for the corresponding period in 1999, representing an increase of 5.7%. The increase in net sales for the six months ended June 30, 2000 resulted primarily from the Company's sales growth in the Cosmetic Segment of its operations. The Opportunity sales decreased to $4,517,243 for the six months ended June 30, 2000, from $4,702,325 for the same period in 1999, representing a decrease of 3.9%. The Opportunity sales decreased to $2,598,774 for the second quarter ended June 30, 2000 from $2,851,571 for the same period in 1999 representing a decrease of 8.9%. Cosmetic sales for the six months ended June 30, 2000 increased to $5,510,323 from $4,786,480 in 1999, representing an increase of 15.1%. The Cosmetic sales increased for the second quarter of 2000 from 1999 to $2,397,098 from $2,165,919 in 1999, representing an increase of 10.7% for the period.

The cost of sales increased to $3,500,338 for the three-month period in 2000 from $3,355,352 for the same period in 1999. For the six-month period ended June 30, 2000 and 1999, cost of sales were $7,621,393 and $6,435,019 respectively. The cost of goods sold for the three month and six month period ended June 30, 2000, as a percentage of sales, was 70.1% for the three months and 76.0% for the six months, compared to 66.9% for the three months and 67.8% for the six months in 1999. The Cosmetic lines cost of sales increased to $4,468,303 for the six months in 2000 from $2,551,832 in 1999 increasing the cost of sales percentages to 81.1% from $53.3% in this period. For the second quarter of 2000, Cosmetics cost of sales also increased, to $1,978,946 in 2000 from $1,062,951 in 1999, with a resulting cost of sales percentage of 81.7% in 2000 from 49.1% in 1999. The Opportunity lines cost of sales decreased to $3,153,171 for the six months of 2000 from $3,883,187 in 1999, which represented a decreased cost of sales percentage of 69.8% in 2000 from 82.6% in 1999. For the second quarter of 2000, the opportunity division improved its profit margins as well, with 2000 cost of sales of $1,521,475 from $2,292,401 in 1999 representing a decreased cost of sales percentage of 58.5% in 2000 from 80.4% for the second quarter of 1999.

The Company's overall higher cost of sales for the six months ended June 30, 2000 versus 1999 reflects the Company's decision in the first quarter of 2000 to sell certain inventory at lower than usual margins to customers with whom the Company is hopeful of doing significant business in the near future, and the Company's decision in the first quarter to reduce inventory of slow moving items by selling them at reduced margins. During the second quarter of 2000 compared to the first quarter of 2000 the Company's cost of sales decreased to 70.1% from 82.3% because of significantly higher gross margins from a special purchase and sale, in the second quarter, of items in the Opportunity segment of the Company's business.

Selling, general and administrative ("SG&A") expenses decreased to $974,705 for the three month period ended June 30, 2000 from $1,184,505 for the comparable period in 1999. SG&A expenses for the six-month period ended June 30, 2000 decreased to $2,028,479 in 2000 from $2,319,140 in 1999. The decreases are primarily the results of management's continuing efforts at monitoring and controlling these costs. Generally, the principal components of the Company's SG&A expenses are payroll, rent, commission, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses.

Interest expense increased to $187,944 from $147,851 for the six months ended June 30, 2000 from June 30, 1999. Interest expense for the three months ended June 30, 2000 and June 30, 1999 were $95,007 and $86,184 respectively. These increases resulted from increases in interest rates as well as increased borrowings under the Company's operating line of credit and additional long term loans obtained by the

Company.

As a result of increases in net sales of $538,761 offset by increases in operating expenses of $895,713, the operating income decreased from $734,646 for the six months ended June 30, 1999 to $377,694 for the six months ended June 30, 2000.

Operating income increased to $520,829 for the three months ended June 30, 2000 from $477,633 for the three months ended June 30, 1999, primarily as a result of overall lower operating expenses.

As a result of the Company's having recorded a lower operating income for the six month period ended June 30, 2000 as compared to the same period in 1999, the Company's provision for income taxes decreased from $229,900 to $75,900.

As a result of the above-mentioned factors, the Company's net income decreased by $243,045 to $113,850 for the six month period ended June 30, 2000, from $356,895 for the comparable period in 1999. For the three-month period ended June 30, 2000 net income increased by $18,483 to $254,932 from $236,449 for the same period in 1999.

Liquidity and Capital Resources

At June 30, 2000 the Company had working capital of $8,587,601 including cash and cash equivalents in the amount of $102,296. The Company's principal cash requirements are for the acquisition of inventory and the financing of receivables. Receivables decreased from $5,702,343 at December 31, 1999 to $4,826,788 at June 30, 2000, representing a decrease of $875,555, primarily due to tighter credit terms being imposed by the Company on its customers, as well as the Company's improved internal monitoring and credit procedures. Inventory increased from $8,331,838 at December 31, 1999 to $10,371,831 at June 30, 2000,
representing an increase of $2,039,993 primarily as a result of significant special purchases at favorable prices, and in anticipation of increased sales volume in the third and fourth quarters of 2000.

During December 1998, the Company entered into a new credit facility ("Facility") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") which replaced the Company's previous arrangement with Summit Bank. The Facility initially consisted of both a revolving line of credit and a $900,000 term loan, which is payable in monthly installments through January 2006, at which time the unpaid balance is due. The revolving line of credit provided for maximum borrowings of $3,300,000 (see note 4 to the Company's audited consolidated financial statements) against the Company's eligible accounts receivable and inventories, through October 31, 2000. On April 20, 1999, the company obtained a temporary line of credit increase with Merrill Lynch increasing the Facility to a maximum borrowing of $3,800,000. the increase was effective through October 31, 1999, at which time the maximum line was to revert back to $3,300,000. Effective as of October 31, 1999, the Company and Merrill Lynch further amended the

Facility to increase the revolving credit line to $3,800,000, and provide for an additional term loan of $500,000, which is to be repaid in 60 monthly installments, with interest at 2.65% above the 30 day commercial paper rate, through October 31, 2004, at which time the unpaid balance is due. Effective August 3, 2000, the Company obtained a line of credit increase with Merrill Lynch increasing the Facility to a maximum borrowing of $4,550,000. The increase is effective through October 31, 2000, the expiration date of the revolving line of credit.

Outstanding borrowings under the facility are secured by substantially all of the Company's assets. Funds available under the Facility were used to replace the previous loans with Summit Bank as well as provide funds for the working capital needs of the Company. As of June 30, 2000, the outstanding balance under the Revolving Line of credit was $3,524,614 and under the term loans, including the Paterson Restoration Corporation, described below, was $1,317,581. As of August 10, 2000, the outstanding balance under the Revolving Line of credit was $4,217,762 and under the term loans, including the Paterson Restoration corporation was $1,284,760. The Facility contains certain restrictive covenants, which, among other things, require the maintenance of certain financial ratios and limitations on future indebtedness.

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

The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Except for the Facility, which expires on October 31, 2000, and the term loans under the Facility, the Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, or at all, on commercially reasonable terms. The
Company's inability to obtain such additional financing could have a material adverse effect on the Company's liquidity. The Company believes that it will be able to extend the current Facility at or prior to the time of its scheduled expiration, although there can be no assurances of such.

During the year ended December 31, 1999, we completed our Year 2000 assessment. The costs of such assessment were not significant. In addition, we have experienced no problems in the operations of our business as a result of Year 2000 effect on our computer systems, or those of our customers or vendors.

Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 30, 2000. At the Annual Meeting, the shareholders of the Company voted upon the election of eight directors (Proposal No. 1), with all eight nominees being elected. The votes cast with respect to the election of directors are set forth below. No other directors term of office continued after the Annual Meeting.

The votes were cast as follows:

PROPOSAL NO. 1

                               NUMBER OF VOTES            NUMBER OF VOTES
NAME                                 FOR                     WITHHELD
----                                 ---                     --------

Harold Markowitz                   1,374,572                   34,066
Paul Sharp                         1,376,448                   32,190
Jan S. Mirsky                      1,404,572                    4,066
Jorge Lazaro                       1,404,448                    4,190
Jack Koegel                        1,400,572                    8,066
Stanley R. Goodman                 1,399,872                    8,766
Edward C. Ross                     1,398,448                   10,190
L. Douglas Bailey                  1,399,448                    9,190

Item 6                Exhibits and Reports on Form 8-K

                      A.     Exhibits

                      10.1 Letter Agreement dated August 3, 2000 by and between Merrill Lynch Business Financial Services, Inc.("MLBFS") and Sel-Leb Marketing, Inc., amending the WCMA and Term loan and Security agreement with MLBFS.

                      10.2 Letter Agreement dated August 3, 2000 by and between Merrill Lynch Business Financial Services, Inc.("MLBFS") and Sel-Leb Marketing, Inc., amending the Term loan and Security agreement with MLBFS.

                      27.    Financial Data Schedule



                      B.     Reports on Form 8-K

                             No reports on Form 8-K were filed by the registrant during the six month period ended June 30, 2000.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SEL-LEB MARKETING, INC.


                                          /s/ Jan S. Mirsky
                                          -----------------

                                          Jan S. Mirsky

                                          Executive Vice President - Finance
Dated: August 14, 2000                    as both duly authorized officer of the
                                          registrant and as principal financial
                                          officer of registrant.