Form 10QSB
period 2000-09-30
SEL-LEB MARKETING INC
filed 2000-11-14
CIK 934853

U.S. Securities and Exchange Commission
                              WASHINGTON, D.C 20549

                                   Form 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2000

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________

                         Commission file number 1-13856


                             Sel-Leb Marketing, Inc.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)


                    New York                          11-3180295
                    --------------------------------------------
                   (State or other jurisdiction    (IRS Employer
              of incorporation or organization)    Identification No.)


                      495 River Street, Paterson, NJ 07524
                      ------------------------------------
                    (Address of principal executive offices)


                                  973-225-9880
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,261,018 shares of common stock as of November 10, 2000.

Transitional Small Business Disclosure Format (check one):

                               Yes [ ]     No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY


                                                                            PAGE
                                                                            ----

Part I -  Financial Information

Item 1.   Financial Statements

          Report of Independent Public Accountants                             2

          Condensed Consolidated Balance Sheets at September 30, 2000
          (Unaudited) and December 31, 1999                                    3

          Condensed Consolidated Statements of Operations
          Nine Months Ended September 30, 2000 and 1999 (Unaudited)            4

          Condensed Consolidated Statements of Operations
          Three Months Ended September 30, 2000 and 1999 (Unaudited)           5

          Condensed Consolidated Statement of Changes in Stockholders'
          Equity Nine Months Ended September 30, 2000 (Unaudited)              6

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 2000 and 1999 (Unaudited)            7

          Notes to Condensed Consolidated Financial Statements              8-11

Item 2.   Management's Discussion and Analysis or Plan of Operation        12-14


Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                                    15

          Signatures                                                          15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Board of Directors and Stockholders
Sel-Leb Marketing, Inc. and Subsidiary

We have reviewed the accompanying condensed consolidated balance sheet of SEL-LEB MARKETING, INC. AND SUBSIDIARY as of September 30, 2000, and the related condensed consolidated statements of operations for the nine and three months ended September 30, 2000 and changes in stockholders' equity and cash flows for the nine months ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed consolidated statements of operations for the nine and three months ended September 30, 1999 and cash flows for the nine months ended September 30, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

                                                 J.H. Cohn LLP

Roseland, New Jersey
November 9, 2000

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                      September       December
                     ASSETS                           30, 2000        31, 1999
                     ------                          -----------    -----------
                                                     (Unaudited)      (Note 1)

Current assets:
  Cash and cash equivalents                          $    65,256    $   158,032
  Accounts receivable, less allowance for doubtful
    accounts of $290,963 and $230,918                  7,120,673      5,702,343
  Inventories                                         10,335,418      8,331,838
  Deferred tax assets                                    333,580        288,195
  Prepaid expenses and other current assets              558,803        534,309
                                                     -----------    -----------
        Total current assets                          18,413,730     15,014,717

Property and equipment, at cost, net of accumulated
  depreciation and amortization of $1,046,165
  and $858,882                                           400,382        547,376
Goodwill, net of accumulated amortization of
  $155,521 and $129,676                                  190,247        216,092
Other assets                                              94,886        113,498
                                                     -----------    -----------

        Totals                                       $19,099,245    $15,891,683
                                                     ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
  Note payable to bank                               $ 4,360,453    $ 2,948,356
  Current portion of long-term debt                      262,061        262,888
  Accounts payable                                     3,508,831      2,279,635
  Accrued expenses and other liabilities               1,293,957      1,053,667
                                                     -----------    -----------
        Total current liabilities                      9,425,302      6,544,546

Long-term debt, net of current portion                   992,314      1,188,101
                                                     -----------    -----------
        Total liabilities                             10,417,616      7,732,647
                                                     -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized; none issued                 --             --
  Common stock, $.01 par value;
    40,000,000 shares authorized;
    2,261,018 shares issued and outstanding               22,611         22,611
  Additional paid-in capital                           6,496,359      6,496,359
  Retained earnings                                    2,204,659      1,685,066
  Less receivable in connection with
    equity transactions                                  (42,000)       (45,000)
                                                     -----------    -----------
        Total stockholders' equity                     8,681,629      8,159,036
                                                     -----------    -----------

        Totals                                       $19,099,245    $15,891,683
                                                     ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                        2000           1999
                                                     -----------    -----------

Net sales                                            $16,328,035    $15,682,406
                                                     -----------    -----------

Operating expenses:
  Cost of sales                                       11,834,212     10,759,341
  Selling, general and administrative expenses         3,342,086      3,482,217
                                                     -----------    -----------
      Totals                                          15,176,298     14,241,558
                                                     -----------    -----------

Operating income                                       1,151,737      1,440,848

Interest expense                                        (313,694)      (232,996)
                                                     -----------    -----------

Income before provision for income taxes                 838,043      1,207,852

Provision for income taxes                               318,450        466,000
                                                     -----------    -----------

Net income                                           $   519,593    $   741,852
                                                     ===========    ===========


Net earnings per share:
  Basic                                              $       .23    $       .33
                                                     ===========    ===========

  Diluted                                            $       .21    $       .31
                                                     ===========    ===========


Weighted average shares outstanding:

  Basic                                                2,261,018      2,228,576
                                                     ===========    ===========

  Diluted                                              2,422,803      2,429,950
                                                     ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                          2000          1999
                                                       ----------    ----------

Net sales                                              $6,300,469    $6,243,301
                                                       ----------    ----------

Operating expenses:
  Cost of sales                                         4,212,819     4,324,322
  Selling, general and administrative expenses          1,313,607     1,212,777
                                                       ----------    ----------
      Totals                                            5,526,426     5,537,099
                                                       ----------    ----------

Operating income                                          774,043       706,202

Interest expense                                         (125,750)      (85,145)
                                                       ----------    ----------

Income before provision for income taxes                  648,293       621,057

Provision for income taxes                                242,550       236,100
                                                       ----------    ----------

Net income                                             $  405,743    $  384,957
                                                       ==========    ==========

Net earnings per share:
  Basic                                                $      .18    $      .17
                                                       ==========    ==========

  Diluted                                              $      .17    $      .16
                                                       ==========    ==========

Weighted average shares outstanding:

  Basic                                                 2,261,018     2,256,518
                                                       ==========    ==========

  Diluted                                               2,376,035     2,465,880
                                                       ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                                 Receivable in
                                    Common Stock        Additional                 Connection      Total
                               ---------------------      Paid-in      Retained    with Equity  Stockholders'
                                 Shares      Amount       Capital      Earnings   Transactions     Equity
                               ---------    --------    ----------    ----------    --------     ----------

Balance, January 1, 2000       2,261,018    $ 22,611    $6,496,359    $1,685,066    $(45,000)    $8,159,036

Partial payment of balance
  receivable                                                                           3,000          3,000

Net income                                                               519,593                    519,593
                               ---------    --------    ----------    ----------    --------     ----------

Balance, September 30, 2000    2,261,018    $ 22,611    $6,496,359    $2,204,659    $(42,000)    $8,681,629
                               =========    ========    ==========    ==========    ========     ==========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                         2000           1999
                                                     -----------    -----------

Operating activities:
  Net income                                         $   519,593    $   741,852
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                        213,128        220,330
    Allowance for doubtful accounts                       85,915        104,234
    Deferred income taxes                                (45,385)       (69,475)
    Changes in operating assets and liabilities:
      Accounts receivable                             (1,504,245)    (2,691,713)
      Inventories                                     (2,003,580)    (1,972,483)
      Prepaid expenses and other current assets          (24,494)      (199,036)
      Other assets                                        18,612         27,487
      Accounts payable, accrued expenses and
        other liabilities                              1,469,486      2,260,244
                                                     -----------    -----------
          Net cash used in operating activities       (1,270,970)    (1,578,560)
                                                     -----------    -----------

Investing activities - purchases of property
  and equipment                                          (40,289)      (194,337)
                                                     -----------    -----------

Financing activities:
  Proceeds from notes payable to bank                  1,412,097      1,440,536
  Repayments of long-term debt                          (196,614)      (124,706)
  Net proceeds from exercise of warrants
    and stock options                                                    57,108
  Decrease in receivable in connection
    with equity transactions                               3,000
                                                     -----------    -----------
          Net cash provided by financing activities    1,218,483      1,372,938
                                                     -----------    -----------

Net decrease in cash and cash equivalents                (92,776)      (399,959)

Cash and cash equivalents, beginning of period           158,032        504,060
                                                     -----------    -----------

Cash and cash equivalents, end of period             $    65,256    $   104,101
                                                     ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and basis of presentation:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of
            September 30, 2000, their results of operations for the nine and three months ended September 30, 2000, their changes in stockholders'  equity for the nine months ended  September  30, 2000 and their cash flows for the nine months ended September 30, 2000 and 1999. Sel-Leb and Ales are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 1999 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

            The consolidated results of operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Earnings per share (concluded):

            In computing diluted earnings per share, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:

                                         Nine Months Ended    Three Months Ended
                                           September 30,         September 30,
                                      --------------------  --------------------
                                         2000       1999       2000       1999
                                      ---------  ---------  ---------  ---------

            Basic weighted average
               shares outstanding     2,261,018  2,228,576  2,261,018  2,256,518
            Shares arising from
               assumed exercise of:
               Stock options            119,721    154,422     95,233    161,338
               Warrants                  42,064     46,952     19,784     48,024
                                      ---------  ---------  ---------  ---------

            Diluted weighted average
               shares outstanding     2,422,803  2,429,950  2,376,035  2,465,880
                                      =========  =========  =========  =========

Note 4 - Note payable under revolving line of credit:

            As further explained in Note 4 in the 10-KSB, during December 1998 the Company entered into a loan agreement pursuant to which Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") is providing the Company with a credit facility, including a revolving line of credit for borrowings against the Company's eligible accounts receivable and inventories. Borrowings under the revolving line of credit, which totaled $4,360,453 at September 30, 2000, bear interest, which is payable monthly, at 2.65% above the 30-day commercial paper rate (an effective rate of 9.21% as of September 30, 2000). Pursuant to amendments to the loan agreement, maximum borrowings under the revolving line of credit will be $3,800,000 during the period from July 1, 2000 through August 2, 2000 and $4,550,000 during the period from August 3, 2000 through November 30, 2000, the date the amended loan agreement is due to expire.

Note 5 - Stock options and warrants:

            Stock option plans and warrants:

                  Descriptions of the Company's stock option plans and other information related to stock options and warrants are included in Note 6 in the 10-KSB. Certain information related to options and warrants outstanding at September 30, 2000 and changes in options and warrants outstanding during the nine months ended September 30, 2000 are summarized below.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Stock options and warrants (concluded):

            Shares subject to options:

                  A summary of the status of the Company's shares subject to options as of September 30, 2000 and changes during the nine months then ended is presented below:

                                                                        Weighted
                                                              Shares     Average
                                                                or      Exercise
                                                               Price      Price
                                                              -------   --------
            Outstanding, at January 1, 2000                   563,910     $2.44
            Granted                                             8,750      2.36
            Canceled                                          (26,902)    (3.17)
                                                              -------

            Outstanding, at September 30, 2000                545,758     $2.40
                                                              =======     =====

            Options exercisable, at September 30, 2000        397,665     $2.69
                                                              =======     =====

            Weighted average fair value of options
              granted during the nine months
              ended September 30, 2000                          $2.10
                                                                =====

            Shares subject to warrants:

                  At September 30, 2000, the Company had warrants outstanding for the purchase of 86,622 shares of common stock that are exercisable through April 15, 2001 at $1.25 per share. There were no changes in the number or the terms of outstanding warrants during the nine months ended September 30, 2000.

            Shares reserved for issuance:

                  At September 30, 2000, shares of common stock were reserved for the following:

                        Exercise of outstanding stock options            545,758
                                                                         -------

                        Exercise of stock options available for grant:

                           Option Plan                                   207,314
                           Directors' Plan                                48,750
                                                                         -------
                  Total                                                  256,064
                                                                         -------

                        Exercise of warrants                              86,622
                                                                         -------

                  Total                                                  888,444
                                                                         =======

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Segment information:

            Pursuant to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company reports segment sales and gross margins in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments:
            "Opportunity" and "Cosmetics." The Opportunity segment is comprised of the operations connected with the acquisition, sale and distribution of name-brand and off-brand products which are purchased from close-out, overstocked and/or change-of-packaging brand name items. The Cosmetics segment is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" cosmetics and health and beauty aid products and designer and all other fragrances.

            Net sales, cost of sales and other related segment information for the nine months ended September 30, 2000 and 1999 follows:


                                                          2000          1999
                                                       ----------    ----------

            Net sales:
              Opportunity                               7,194,067    $7,654,040
              Cosmetics                                 9,133,968     8,028,366
                                                       ----------    ----------
                  Total net sales                      16,328,035    15,682,406
                                                       ----------    ----------

            Cost of sales:
              Opportunity                               4,802,928     6,226,695
              Cosmetics                                 7,031,284     4,532,646
                                                       ----------    ----------
                  Total cost of sales                  11,834,212    10,759,341

            Selling, general and administrative
              expenses                                  3,342,086     3,482,217
                                                       ----------    ----------
                  Total operating expenses             15,176,298    14,241,558
                                                       ----------    ----------

            Operating income                            1,151,737     1,440,848

            Interest expense, net                        (313,694)     (232,996)
                                                       ----------    ----------

            Income before provision for income taxes     $838,043    $1,207,852
                                                       ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following  discussion  and analysis of the Company's  results of operations, liquidity and financial condition should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto. This Quarterly Report on Form 10-QSB contains certain forward-looking statements, including statements concerning the adequacy of the Company's sources of cash to finance its current and future operations. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to general trends in the retail industry, the ability of the Company to extend its financing arrangements (or obtain satisfactory alternative financing) on favorable terms, or at all, the operation of the Company's website, the ability of the Company to successfully implement its expansion plans, consumer acceptance of any products developed and sold by the Company, the ability of the Company to develop its "celebrity" product business, the ability of the Company to sell its specially purchased merchandise at favorable prices, on a timely basis or at all, and other factors set forth herein or in reports and other documents filed by the Company with the SEC. In addition, quarterly results in the Company's two business segments do not necessarily indicate trends in the Company's overall business operations, due to the timing of special purchases, special sales and large sales to any one particular customer.

CONSOLIDATED RESULTS OF OPERATIONS:
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
THE CORRESPONDING PERIODS ENDED SEPTEMBER 30, 1999:

The Company has two principal business segments (see Note 6 to the Company's condensed consolidated financial statements): Opportunity and Cosmetics.

Net sales for the three months ended September 30, 2000 were $6,300,469 compared to $6,243,301 for the three months ended September 30, 1999, representing an increase of 0.9%. The increase in net sales for the three months ended September 30, 2000 resulted primarily from the Company's sales growth in the Cosmetic segment of its operation. The Opportunity sales decreased to $2,676,825 for the third quarter ended September 30, 2000 versus $2,951,715 for the same period in 1999, representing a decrease of 9.3%. The Cosmetic sales increased for the third quarter of 2000 versus 1999 to $3,623,644 versus $3,291,586 representing an increase of 10.1% for the period, primarily due to the successful continued introduction of new products, and development of new customers.

Primarily as a result of improved margins, the cost of sales decreased to $4,212,819 for the three-month period in 2000 from $4,324,322 for the same period in 1999. As a percentage of sales the cost of goods sold was 66.9% for the three months in 2000, compared to 69.3% for the three months in 1999. The Opportunity cost of sales for the third quarter of 2000 decreased to $1,649,757 from $2,343,509 in 1999, representing a decreased cost of sales percentage of 61.6% versus 79.4% for 1999. For the third quarter of 2000, the significant improvement in Opportunity cost of sales was primarily the result of the sale of specially purchased merchandise sold during the current year's period at higher margins. For the third quarter of 2000 cosmetics cost of sales increased to $2,563,062 versus $1,980,813 in 1999, with a resulting cost of sales percentage of 70.7% in 2000 versus 60.2% in 1999. The increase in Cosmetic cost of sales and percentage of cost of sales was primarily due to higher sales and, the sale of slower moving merchandise at lower profit margins.

Selling, general and administrative ("SG&A") expenses increased to $1,313,607 for the three month period ended September 30, 2000 from $1,212,777 for the comparable period in 1999. The increases are primarily the result of higher costs due to more sales being made through outside sales agencies, with resulting higher selling expenses. Generally, the principal components of Company's SG&A expenses are payroll, rent, commissions, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses.

Operating income increased to $774, 043 for the three months ended September 30, 2000 from $706,202 for the three months ended September 30, 1999, primarily as a result of improved margins, partially offset by increased SG&A expenses.

Interest expense for the three months ended September 30, 2000 and September 30, 1999 were $125,750 and $85,145 respectively. These increases resulted from increases in interest rates as well as increased borrowings under the Company's operating line of credit and additional long term loans obtained by the Company.

As a result of the above mentioned factors, the Company's net income for the three month period ended September 30, 2000 increased to $405,743 from $384,957 for the same period in 1999.

For the nine month period ended September 30, 2000, net sales were $16,328,035 compared to $15,682,406 for the corresponding period in 1999 representing an increase of 4.1 %. The increase in net sales for the nine months ended September 30, 2000 resulted primarily from the Company's sales growth in the Cosmetic segment of its operations. The Opportunity sales decreased to $7,194,067 for the nine months ended September 30, 2000, versus $7,654,040 for the same period in 1999, representing a decrease of 6.0%. Cosmetic sales for the nine months ended September 30, 2000 increased to $9,133,968 from $8,028,366 in 1999, representing an increase of 13.8% primarily due to the successful continued introduction of new products, and development of new customers.

For the nine-month period ended September 30, 2000 and 1999, cost of sales were $11,834,212 and $10,759,341, respectively. The Company's overall higher cost of sales for the nine months ended September 30, 2000 versus 1999 reflects the Company's decision in the first quarter of 2000 to sell certain inventory at lower than usual margins to customers with whom the Company is hopeful of doing significant business in the near future, and the Company's decision in the first quarter to reduce inventory of slow moving items by selling them at reduced margins. The cost of goods for the nine month period ended September 30, 2000, as a percentage of sales, was 72.5% for the nine months compared to 68.6% for the nine months in 1999. The Cosmetic cost of sales increased to $7,031,284 for the nine months in 2000 versus $4,532,646 in 1999, increasing the cost of sales percentage to 77.0 % from 56.5% in this period. The Opportunity cost of sales decreased to $4,802,428 for the nine months of 2000 versus $6,226,695 in 1999, representing a decreased cost of sales percentage of 66.8 % in 2000 versus 81.4% in 1999.

SG&A expenses for the nine-month period ended September 30 also decreased from $3,482,217 in 1999 to $3,342,086 in 2000. The decreases are primarily the result of management's continuing efforts at monitoring and controlling these costs. Generally, the principal components of Company's SG&A expenses are payroll, rent, commissions, insurance, legal, accounting and other fees paid to third parties and travel and promotional expenses.

As a result of increases in net sales of $645,629 offset by increases in operating expenses of $934,740, the operating income decreased from $1,440,848 for the nine months ended September 30, 1999 to $1,151,737 for the nine months ended September 30, 2000.

Interest expense increased to $313,694 from $232,996 for the nine months ended September 30, 2000 versus September 30, 1999. These increases resulted from increases in interest rates as well as increased borrowings under the Company's operating line of credit and additional long term loans obtained by the Company.

As a result of the Company's having lowering operating income for the nine month period ended September 30, 2000 as compared to the same period in 1999, the Company's provision for income taxes decreased from $466,000 in 1999 to $318,450 in 2000.

As a result of the above-mentioned factors, the Company's net income decreased by $222,259 to $519,593 for the nine month period ended September 30, 2000, from $741,852 for the comparable period in 1999.

Liquidity and Capital Resources

At September 30, 2000 the Company had working capital of $8,988,428 including cash and cash equivalents in the amount of $65,256. The Company's principal cash requirements are for the acquisition of inventory and the financing of receivables. Receivables increased from $5,702,343 at December 31, 1999 to
$7,120,673 at September 30, 2000, representing an increase of $1,418,330, primarily as a result of increased sales volume for the period ending September 30, 2000. Inventory increased from $8,331,838 at December 31, 1999 to
$10,335,418 at September 30, 2000, representing an increase of $2,003,580, primarily as a result of significant special purchases at favorable prices, and in anticipation of increased sales volume during the next six months.

During December 1998, the Company entered into a new credit facility ("Facility") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") which replaced the Company's previous arrangement with Summit Bank. The Facility initially consisted of both a revolving line of credit and a $900,000 term loan, which is payable in monthly installments through January 2006, at which time the unpaid balance is due. The revolving line of credit provided for maximum borrowings of $3,300,000 (see note 4 to the Company's audited consolidated financial statements) against the Company's eligible accounts receivable and inventories, through October 31, 2000. On April 20, 1999, the company obtained a temporary line of credit increase with Merrill Lynch increasing the Facility to a maximum borrowing of $3,800,000. The increase was effective through October 31, 1999, at which time the maximum line was to revert back to $3,300,000. Effective as of October 31, 1999, the Company and Merrill Lynch further amended the Facility to increase the revolving credit line to $3,800,000, and provide for an additional term loan of $500,000, which is to be repaid in 60 equal monthly installments, with interest at 2.65% above the 30 day commercial paper rate, through October 31, 2004, at which time the unpaid balance is due. Effective August 3, 2000, the Company obtained a line of credit increase with Merrill Lynch increasing the Facility to a maximum borrowing of $4,550,000. The increase was effective through October 31, 2000, the expiration date of the revolving line of credit. Effective October 31, 2000, the Company received an extension through November 30, 2000 of the temporary line of credit increase, and the revolving line of credit.

Outstanding borrowings under the Facility are secured by substantially all of the Company's assets. Funds available under the Facility were used to replace the previous loans with Summit Bank as well as provide funds for the working capital needs of the Company. As of September 30, 2000, the outstanding balance under the Revolving Line of credit was $4,360,453 and under the term loans, including the Paterson Restoration Corporation, described below, was $1,254,375. As of November 10, 2000, the outstanding balance under the Revolving Line of credit was $4,373,865 and under the term loans, including the Paterson Restoration corporation was $1,229,408. The Facility contains certain restrictive covenants, which, among other things, require the maintenance of certain financial ratios and limitations on future indebtedness.

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

The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months, assuming that the Company's Facility is extended, or adequate alternative financing arrangements are obtained by the Company. In the event the Company's plans change, due to unanticipated expenses or difficulties or otherwise, or if the working capital and projected cash flow otherwise prove insufficient to fund operations, or if the Company's Facility is not extended on satisfactory terms, the Company could be required to seek financing sooner than currently anticipated. Except for the Facility, which expires on November 30, 2000, and the term loans under the Facility, the Company has no current arrangements with respect to, or sources of, financing. Accordingly, there can be no assurance that adequate financing will be available to the Company when needed, on commercially reasonable terms, or at all. The company's inability to obtain adequate financing when needed could have a material adverse effect on the Company. In addition, any equity financing obtained by the Company could involve substantial dilution to the interests of the Company's stockholders. The Company believes that it will be able to extend the current Facility, although there can be no assurances of such.

During the year ended December 31, 1999, we completed our Year 2000 assessment. The costs of such assessment were not significant. In addition, we experienced no problems in the operations of our business as a result of Year 2000 effect on computer systems.

Part II Other Information

     Item 6    Exhibits and Reports on Form 8-K

     A.        Exhibits

               10.1   Product Promotion Agreement ("Zoe Metro")

               10.2   License Agreement ("Juliet")

               10.3 Extension of Temporary Increase and Renewal for the WCMA Line of Credit

               27.    Financial Data Schedule

     B.        Reports on Form 8-K

               No reports on Form 8-K were filed by the registrant during the three month period ended September 30, 2000.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SEL-LEB MARKETING, INC.

November 14, 2000                                         /s/ Jan S. Mirsky
                                                          -----------------
                                                              Jan S. Mirsky