Form 10KSB
period 2000-12-31
SEL-LEB MARKETING INC
filed 2001-05-15
CIK 934853

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $20,707,269.

The aggregate market value of voting stock held by non-affiliates of the registrant on May 11, 2001 was approximately $867,753. On such date, the closing price of the issuer's common stock was $.71 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the issuer that beneficially own more than 10% of the issuer's voting stock have been excluded, except such shares,

--------------------------------------------------------------------------------
if any, with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the issuer that such individuals are, in fact, affiliates of the registrant.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on May 11, 2001 was 2,261,018.
--------------------------------------------------------------------------------

                             SEL-LEB MARKETING, INC.
                          Annual Report on Form 10-KSB
                   For the Fiscal Year Ended December 31, 2000

                                Table of Contents

                                                                            Page
PART I

    Item 1.   Description of Business                                         4
    Item 2.   Description of Property                                        11
    Item 3.   Legal Proceedings                                              11
    Item 4.   Submission of Matters to a Vote of Security Holders            11

PART II

    Item 5.   Market for Common Equity and Related Stockholder Matters       11
    Item 6.   Management's Discussion and Analysis or Plan of Operation      12
    Item 7.   Financial Statements                                           15
    Item 8.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            15

PART III

    Item 9.   Directors, Executive Officers, Promoters and Control
              Persons;
              Compliance with Section 16(a) of the Exchange Act              15
    Item 10.  Executive Compensation                                         18
    Item 11.  Security Ownership of Certain Beneficial Owners and
              Management                                                     26
    Item 12.  Certain Relationships and Related Transactions                 28
    Item 13.  Exhibits and Reports on Form 8-K                               28


--------------------------------------------------------------------------------

                                     PART I

Item 1. Description of Business

General

Sel-Leb Marketing, Inc. was incorporated under the laws of the State of New York in September 1993. The Company is primarily engaged in the distribution and marketing of consumer merchandise to retail sellers such as mass merchandisers, discount chain stores and food, drug and electronic retailers. The Company's business presently consists of the following activities: (i) developing, marketing and selling the Company's own proprietary brands of budget-line health, beauty aid and cosmetic products, which are filled for the Company by contract fillers, (ii) opportunistic purchasing and secondary sourcing (i.e., distributing merchandise on a wholesale basis outside of normal distribution channels to retail merchants) of a broad range of name-brand and off-brand products such as health and beauty aids, cosmetics, fragrances, kitchen items and other household items, and (iii) developing, marketing and selling, or otherwise facilitating the development, marketing or sale of, products to be promoted by celebrity spokespersons and sold to mass merchandise retailers. The Company's strategy is to capitalize on increased consumer demand for value and convenience resulting from the increased acceptance by consumers of mass merchandisers, electronic retailers and other mass marketing retail outlets, as well as on the popularity of consumer products endorsed by celebrity spokespersons.

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

SALE OF PROPRIETARY BRAND NAME PRODUCTS. The Company is currently engaged in the development, marketing and sale of its own proprietary brand name budget-line health, beauty aid and cosmetic products. The Company's beauty aid and cosmetic products include budget-line lipsticks, lip pencils, nail polishes and eye pencils, which are manufactured in a variety of colors and are sold under the Linette(R), Loud Music(R), Ghoul Tools(R), Quick Thang(R), Loud Sticks(TM), Signature Solutions(R) and Signature Beauty Care(R) brand names to retail chains and other mass merchandisers located throughout the United States, Canada and Puerto Rico. All of the Company's proprietary beauty aid and cosmetic products are manufactured and supplied by third parties in accordance with the Company's specifications. The Company purchases all materials for these products (including raw materials and packaging) through individually placed purchase orders to various suppliers. During the fiscal year ended December 31, 2000, no supplier accounted for 10% or more of such

--------------------------------------------------------------------------------
purchases. The Company has credit arrangements with suppliers that allow it to purchase merchandise on credit with payment generally due 30 days after purchase. To date, the Company has not experienced any shortages of or difficulties in obtaining the raw materials used in its products or the materials used for the packaging of its products. Furthermore, the Company believes that alternate sources of supply for such materials are readily available and that the loss of any one of its suppliers would not have a material adverse effect. The Company believes that it has good relationships with the suppliers of raw materials and packaging for its proprietary products.

Typically, materials purchased by the Company for its proprietary beauty aid and cosmetic products are delivered by the suppliers to the Company's warehouse facilities. The Company thereafter, delivers such materials, on an as-needed basis, to its contract fillers, which are engaged by the Company to provide filling services and perform quality control with respect to the finished products. During the fiscal year ended December 31, 2000, no such contract filler accounted for 10% or more of the Company's filling services. All products are filled pursuant to the Company's specifications on a purchase order basis. Once completed, the products are delivered to the Company, which packages the products and distributes the finished products to its customers. Although the Company believes that its contract fillers have the capacity to produce volumes of the Company's products sufficient to meet the Company's foreseeable needs, there can be no assurance of such. Furthermore, although the Company believes that it has a good relationship with its contract fillers and that the Company will continue to obtain its finished beauty aid and cosmetic products from such fillers in the foreseeable future, the Company does not have written contracts with any of these fillers and there can therefore be no assurance of such. In the event the Company were to experience difficulties with or the loss of services of its present fillers, the Company believes that it would be able to retain the services of other fillers; however, there can be no assurance that such services could be retained on a timely basis or on terms as favorable as those with its present fillers.

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

OPPORTUNISTIC PURCHASING AND SECONDARY SOURCING ACTIVITIES. The Company acts as a secondary sourcer of a broad range of name-brand and off-brand merchandise, including health and beauty aids, cosmetics, fragrances, kitchen items and other household products. The Company acquires its merchandise either directly from consumer goods manufacturers or from wholesalers, retailers, financially distressed businesses, duty-free distributors and other secondary sources located in the United States and, to a very limited extent, in Europe, and sells the merchandise to retail chains and other mass merchandisers located throughout the United States. During the year ended December 31, 2000, the Company purchased merchandise from over 50 different suppliers and sold the merchandise to over 30 different retailers, including, among others, BJ's Wholesale Club and Rite Aid, which accounted for approximately 14% and 9%,

--------------------------------------------------------------------------------
respectively, of the Company's net opportunistic sales in 2000. The Company believes that its longstanding relationships with many of its suppliers and customers are important to the secondary sourcing activities of the Company, and that its relationship with its suppliers and customers are good.

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

The Company purchases the name-brand and off-brand merchandise which it sells to retailers from over 50 suppliers, including consumer goods manufacturers, wholesalers, retailers, financially distressed businesses, duty-free distributors and other secondary sources. The Company is continually seeking to locate new sources of merchandise. Generally, the Company will be contacted by a manufacturer or other supplier when such supplier has excess merchandise that is available for resale through the secondary market; alternatively, the Company will also contact a supplier if it becomes aware that the supplier has merchandise which it desires to sell. Although certain suppliers may have provided a majority or all of a particular type of product or particular category of merchandise, no supplier accounted for more than 10% of the Company's total opportunistic merchandise purchases for the year ended December 31, 2000. During the year ended December 31, 2000, substantially all of the Company's secondary sourcing merchandise was purchased from domestic suppliers. The Company believes that the loss of any one of its suppliers would not have a material adverse effect on the Company and that alternative sources of merchandise are readily available in all existing product categories as well as additional product categories.

All merchandise is purchased by the Company from its suppliers through individually placed purchase orders. The Company does not have any contractual relationships with any of its suppliers and depends, instead, on its ongoing relationships and prior dealings with such suppliers to obtain merchandise at favorable prices when it becomes available to secondary suppliers. The Company believes that such ongoing relationships with its suppliers have resulted from its prior dealings with such suppliers, in many

--------------------------------------------------------------------------------
cases over a period of years, and its reliability and strength as a customer. Several of the Company's principals have been involved in the opportunistic purchasing business for more than 20 years and have developed many on-going contacts with suppliers.

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

DEVELOPMENT OF "CELEBRITY-ENDORSED" PRODUCTS. The Company believes that the increasing popularity of consumer products endorsed by celebrities may provide significant future opportunities for the Company. Accordingly, the Company is seeking to develop products for promotion by celebrity

--------------------------------------------------------------------------------
spokespersons which products would be sold by the Company to mass merchandising and electronic retailers. In this connection, the Company will seek to enter into agreements with celebrities for whom it believes it will be able to successfully develop products which will have consumer appeal.

In September 1996, the Company entered into an arrangement with ACI, Inc. ("ACI"), a developer and marketer of cosmetic products, relating to the distribution and marketing of products endorsed by celebrity spokespersons through electronic media and other retail channels. Pursuant to this arrangement, the Company provides the financing required in connection with developing, marketing and distributing the products to be promoted by such celebrities and sold in the retail market. All profits and losses (after giving effect to any royalty payments required to be made to celebrity spokespersons) resulting from the sale of such products are to be divided equally between the Company and ACI. To date, the Company has provided the financing for a line of cosmetics developed by ACI (including, without limitation, lipsticks, blushes and other beauty products) which are being promoted by a leading make-up artist and sold through the electronic media. The revenues generated by the Company's arrangement with ACI, Inc. accounted for approximately 23% of the Company's net sales in 2000. There can be no assurance that any other products will be developed by ACI and financed by the Company pursuant to this agreement or that any such products that are developed will meet with consumer acceptance or provide significant revenues for the Company.


In September 2000, the Company entered into a product promotion agreement with Z Metro, Inc. ("Metro, Inc."), pursuant to which Metro, Inc. agreed to provide to the Company the services of Zoe Metro, a jewelry and handbag designer, who is to assist in the design of, and endorse and promote, various products through electronic retailers. Under this agreement, Ms. Metro made an appearance on The Shop Channel in Japan in February 2001 and is scheduled to make an additional appearance in July 2001. In return for the grant to the Company of Ms. Metro's services and the use of certain trademarks and other rights, the Company is to pay to Metro, Inc. a specified percentage of net sales in accordance with the terms of the agreement. The agreement has an initial term of thirty months, subject to renewal or early termination under specified circumstances.

In October 2000, the Company entered into a license agreement with a recording artist and performer known under the stage name "Juliet", pursuant to which the Company obtained the exclusive right to use her name and likeness in connection with the manufacture, promotion and sale of cosmetics, beauty products and fragrances. Subject to the terms of the agreement, the Company is to pay specified royalties, sublicense fees and bonuses. The agreement has an initial term of five years, subject to renewal or early termination under specified circumstances.

Although the Company is seeking to develop the "celebrity-endorsed" product area of its business, including by marketing and distributing in the traditional retail market merchandise which is originally offered for sale on television or by developing products to be promoted by celebrities and sold directly in such traditional markets, there can be no assurance that the Company will be successful in its endeavors. There can be no assurance that the Company will be able to continue to develop any new celebrity products or

--------------------------------------------------------------------------------
that any such products developed by the Company will meet with consumer acceptance. In addition, except as described above, as of the date hereof the Company has no agreements, understandings or commitments related to such plan of development.

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

Typically, all raw materials purchased by the Company for its proprietary beauty aid and cosmetic products, are delivered to the Company's warehouse facility. Thereafter, the Company delivers such materials, on an as-needed basis, to its contract fillers, which provide filling services and perform quality control with respect to the finished products. Once completed, the products are delivered to the Company, which packages the products and distributes the finished goods from its warehouse to its customers.

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

In connection with its sale of proprietary brand name products including the Linette(R), Quick Thang(R), Loud Sticks, Loud Music(R), Ghoul Tools(R), Signature Solutions(R) and Signature Beauty Care(R) products, the Company competes at the retail level with other manufacturers of budget-line health, beauty aid and cosmetic products for shelf space and promotional space.

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

--------------------------------------------------------------------------------

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

Trademark and Servicemark Protection

Products developed by the Company are sold under the Linette(R), Quick Thang(R), Loud Sticks(TM), Signature Solutions(R) and Signature Beauty Care(R) trademarks and the Loud Music(R) and Ghoul Tools(R) marks. The Company has registered the Linette(R), Loud Music(R) and Ghoul Tools(R) trademarks with the United States Patent and Trademark Office (the "Trademark Office") and, in connection with the acquisition of the product lines from SBC, Ales acquired all of SBC's rights in and to the Signature Solutions(R) mark and the Signature Beauty Care(R), Groomer's Secret(R), Lip Set(R) and Salon Essence(R) trademarks. There can be no assurance that these marks do not or will not violate the proprietary rights of others, that such marks would be upheld if challenged or that the Company would not be prevented from using its trademarks.

Personnel

The Company currently employs approximately 19 full-time salaried employees and approximately 49 hourly employees (the exact number of which fluctuates from time to time based on the Company's needs). The terms of employment of the Company's hourly employees are governed by a collective bargaining agreement which commenced on September 1, 1997 and continues for a term of five years. Management believes that its employee relations are good.

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

--------------------------------------------------------------------------------

Item 2.   Description of Property

The Company's principal executive offices are located at 495 River Street, Paterson, New Jersey, 07524. Such premises include approximately 50,500 square feet of office and warehouse space. The lease which commenced April 1, 1997, is for a period of five years. The monthly rent (including tax) was $25,159, which increased to $25,202 on April 1, 2001. The Company is also obligated to reimburse the lessor for the Company's proportionate share of any increases in real estate taxes and assessments over the amount of such taxes and assessments during calendar year 1997.

The Company believes that the space afforded by its properties is adequate for the current needs of its business.

Item 3.   Legal Proceedings

Except for proceedings in the normal course of business, the Company is not a party to or involved in any pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     A.   Market Information.

The shares of Common Stock of the Company commenced trading on the Nasdaq Small Capitalization Market under the symbol "SELB" on July 13, 1995. On or about April 27, 2001, as a result of the Company's delinquency in filing its Annual Report on Form 10-KSB, the fifth character "E" was appended to its trading symbol by Nasdaq. On April 25, 2001, the Company was notified by Nasdaq that because it did not file as required its Form 10-KSB for the period ended December 31, 2000, the Company's securities are subject to delisting from the Nasdaq Smallcap Market. A hearing has been scheduled for May 25, 2001. The Company was notified by Nasdaq on May 11, 2001 that in addition to the filing delinquency, the Company has failed to maintain a minimum $1.00 per share closing bid price for thirty consecutive trading days, as set forth in the Nasdaq Marketplace Rules. This additional issue will be considered at the Company's hearing with Nasdaq. There can be no assurance that the Company's securities will continue to be listed on Nasdaq. The range of high and low reported closing sales prices for the Common Stock as reported by Nasdaq during the fiscal years ended December 31, 1999 and 2000 were as follows:

                                                               HIGH        LOW
                                                              -------    -------
FISCAL YEAR 1999
   Quarter Ended:
         March 31, 1999 ..................................    $ 3.313    $ 1.250
         June 30, 1999 ...................................    $ 5.563    $ 2.250
         September 30, 1999 ..............................    $ 3.313    $ 2.281
         December 31, 1999 ...............................    $ 4.688    $ 2.125
FISCAL YEAR 2000
   Quarter Ended:
         March 31, 2000 ..................................    $  3.75    $  2.25
         June 30, 2000 ...................................    $  3.25    $ 1.125
         September 30, 2000 ..............................    $2.0625    $1.3125
         December 31, 2000 ...............................    $  1.75    $0.6875

--------------------------------------------------------------------------------

The prices set forth above reflect inter dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     B.   Holders.

     On May 10, 2001, as reported by the Company's transfer agent, shares of Common Stock were held by 44 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

     C.   Dividends.

     The Company did not pay any dividends during 1999 and 2000. The payment by the Company of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's business operations.

ITEM 6.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the company's results of operations, liquidity and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and related notes thereto. The Annual Report on Form 10-KSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to general trends in the retail industry, the ability of the Company to extend its financing arrangements (or obtain satisfactory alternative financing) on favorable terms, or at all, the ability of the Company to successfully implement its expansion plans, consumer acceptance of any products developed and sold by the Company, the ability of the Company to develop its "celebrity" product business, the ability of the company to sell its specially purchased merchandise at favorable prices, on a timely basis or at all, and other factors set forth herein or in reports and other documents filed by the Company with the SEC.

Consolidated Results of Operations: Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999:

The Company has two principal business segments (see Note 10 to the Company's audited consolidated financial statements): Opportunity and Cosmetics.

                                DECEMBER 31,     DECEMBER 31,
                                    2000             1999           $ CHANGE
                                ------------------------------------------------
Net sales:
Opportunity                     $ 8,832,579       10,600,996      (1,768,417)(A)
Cosmetics                        11,874,690       10,826,534       1,048,156 (B)
                                ------------------------------------------------
Total net sales                  20,707,269       21,427,530        (720,261)
                                ------------------------------------------------
Cost of sales:
Opportunity                       6,458,829        8,948,368      (2,489,539)(C)
Cosmetics                         9,355,504        6,469,886       2,885,618 (D)
                                ------------------------------------------------
Total cost of sales              15,814,333       15,418,254         396,079

Selling general and
administrative expenses           4,273,466        4,247,550          25,916 (E)
                                ------------------------------------------------
Total operating expenses         20,087,799       19,665,804         421,995
                                ------------------------------------------------

Operating income                    619,470        1,761,726      (1,142,256)
                                ------------------------------------------------
Other income (expense):
Interest expense, net              (449,791)        (320,522)       (129,269)(F)
Other                                                  2,929          (2,929)
                                ------------------------------------------------
Totals                             (449,791)        (317,593)       (132,198)
                                ------------------------------------------------

Income before income taxes       $  169,679      $ 1,444,133     $(1,274,454)
                                ================================================

(A) The "Opportunity" segment of our business is comprised of the acquisition, sale and distribution of name-brand and off-brand products which are purchased from either manufacturers, wholesalers, or retailers as a result of close-outs, overstocks and/or change-of-packaging of name-brand items. The decrease in this segment of our business primarily resulted from a conscious decision to restrict sales, because of the Company's perception that there were severe credit issues and problems with several accounts.

(B) The "Cosmetic" segment of our business is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" and "tie-in" cosmetics and health and beauty aid products and designer and all other fragrances. During the year ended December 31, 2000 this segment of our business increased primarily as a result of growth in the electronic media portion of our business as well

--------------------------------------------------------------------------------
     as the successful continued introduction of new products and development of new customers.

(C) Although our cost of sales for the "Opportunity" segment of our business decreased by approximately $2,500,000, the decrease was not in proportion to the decrease in the sales for this segment. For the year ended December 31, 2000 cost of sales for this segment was approximately 73% of sales as compared to 84% for the year ended December 31, 1999. Improved margins for this segment resulted primarily from the sale of specially purchased merchandise sold during the year at higher margins.

(D) Cost of sales for the "Cosmetic" segment of our business was approximately 79% of sales for the year ended December 31, 2000 as compared to 60% for the year ended December 31, 1999. The decrease in margins for this segment of our business result primarily from the sale of slower moving merchandise at lower profit margins, based on the Company's decision to reduce certain inventory levels, and sales at lower than usual margins to customers with whom the Company is hopeful of doing significant business in the future.

(E) Selling general and administrative expenses consist principally of payroll, rent, commissions, insurance, professional fees, and travel and promotional expenses. During the year ended December 31, 2000 we made a concerted effort to stabilize these costs and accordingly such expenses increased by only approximately 1%.

(F) The increase in interest expense results primarily from additional borrowings under our credit facility during the year to fund our increase in inventory to meet anticipated sales.

Liquidity and Capital Resources

At December 31, 2000 we had working capital of approximately $8,543,000 including cash and cash equivalents of approximately $214,000. Our cash and cash equivalents, at December 31, 2000 result primarily from our financing activities more fully discussed below.

During the year ended December 31, 2000 we used approximately $695,000 in our operations primarily to increase inventory by approximately $1,467,000 in order to meet anticipated sales demands and take advantage of an opportunity to make a significant purchase of specially priced merchandise. The use of cash and cash equivalents to increase inventory was offset by a net decrease in accounts receivable of approximately $787,000.

During the year ended December 31, 2000 we used approximately $46,000 for the acquisition of property and equipment.

As stated above, our cash and cash equivalent position of approximately $214,000 at December 31, 2000 results primarily from our various financing activities. In December, 1998 we entered into a credit facility ("Facility") with Merrill Lynch Business Financial

--------------------------------------------------------------------------------

Services, Inc. ("Merrill Lynch"). As amended, the credit facility provides for the following:

1) A revolving line of credit with maximum borrowings of $4,350,000 against the Company's eligible accounts receivable and inventories through May 15, 2001. At December 31, 2000 we had $3,404,505 outstanding under the revolving line of credit, representing a net increase in our revolving line of credit of $456,149.

2) A $900,000 term loan originated in December 1998 payable in monthly installments of $10,714 plus interest through January 2006. This term loan had an outstanding balance of $642,857 as of December 31, 2000.

3) A $500,000 term loan originating in October 1999 payable in monthly installments of $8,333 plus interest through November 2004. This term loan had an outstanding balance of $391,667 as of December 31, 2000.

4) A $600,000 term loan originated in December 2000 payable in monthly installments of $50,000 plus interest through December 2001.

Each of the aforementioned loans with Merrill Lynch require interest to be paid monthly at 2.65% above the 30-day commercial paper rate (an effective rate of 9.2% at December 31, 2000).

In addition to the Merrill Lynch credit facility, on September 26, 1997 the Paterson Restoration Corporation provided us with a $100,000 term loan ("1997 loan") which bears interest at 6% and provides for monthly installments in the amount of $1,461 through October 1, 2004. On December 28, 1999 the Paterson Restoration Corporation provided us with an additional $100,000 term loan ("1999 loan") which bears interest at 6% and provides for monthly installments of $1,461 through December 1, 2006. As of December 31, 2000 $59,986 and $81,302
were outstanding under the 1997 loan and 1999 loan, respectively.

As of May 11, 2001, the outstanding balance under the Revolving Line of Credit was $4,152,082 and under the term loans, including the Paterson Restoration Corporation was $1,462,603.

Pursuant to the terms of the term loans, we made principal payments of $262,733 during the year ended December 31, 2000.

The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months assuming that the Company's Facility is extended or adequate alternative financing arrangements are obtained by the Company. In the event the Company's plans change, due to unanticipated expenses or difficulties or otherwise, or if the working capital and projected cash flow otherwise are insufficient to fund operations

--------------------------------------------------------------------------------
or if the Company's Facility is not extended on satisfactory terms, the Company could be required to seek financing sooner than currently anticipated. Except for the Facility, which expires on May 15, 2001, and the term loans under the Facility, the Company has no current arrangements with respect to, or sources of, financing. Accordingly, there can be no assurance that financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain adequate financing when needed could have a material adverse effect on the Company. In addition, any equity financing obtained by the Company could involve substantial dilution to the interests of the Company's stockholders. The Company believes that it will be able to extend the current Facility, although there can be no assurance of such.

The year 2000 issue did not pose significant operational problems to the Company. The costs of our year 2000 assessment were not significant.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information set forth below, furnished to the Board of Directors by the respective individuals, shows as to each director of the Company (i) his name and age, (ii) his principal position with the Company, (iii) his principal occupation or employment, if different, and (iv) the month and year in which he began to serve as a director.


NAME AND AGE                        PRINCIPAL OCCUPATION          DIRECTOR SINCE
------------                           OR EMPLOYMENT              --------------
                                    --------------------


Harold Markowitz (60)     Chairman of the Board of the Company    September 1993

--------------------------------------------------------------------------------

NAME AND AGE                        PRINCIPAL OCCUPATION          DIRECTOR SINCE
------------                           OR EMPLOYMENT              --------------
                                    --------------------

Paul Sharp (51)           President and Chief Executive           December 1994
                          Officer of the Company

Jan S. Mirsky (60)        Executive Vice President - Finance       December 1994
                          of the Company


Jorge Lazaro (52)         Executive Vice President and            September 1993
                          Secretary of the Company

Jack Koegel (49)          Vice Chairman of the Board and Chief    December 1994
                          Operating Officer of the Company

Stanley R. Goodman (71)   Partner, Goodman & Saperstein
                          (law firm)                              December 1994

Edward C. Ross (57)       Partner, Finkle, Ross & Rost            December 1994
                          (accounting firm)

L. Douglas Bailey (59)    President, Bailey & Associates, Inc.    March 1996
                          (consulting firm); President and
                          Chief Executive Officer, Precision
                          Fixtures and Graphics (manufacturing
                          company)

Biographical Information Regarding Directors

     HAROLD MARKOWITZ, a co-founder of the Company, has been Chairman of the Board of the Company since December 1994. Prior to such time, he served as President and a director of the Company from its inception in September 1993 to December 1994. Mr. Markowitz was also a co-founder of Linette Cosmetics, Inc. ("Linette Cosmetics") and served as a director of Linette Cosmetics from its inception in 1985 until the May 1995 merger of Linette Cosmetics with and into the Company (the "Linette Merger"). In 1986, Mr. Markowitz co-founded Beauty Labs, Inc. ("Beauty Labs"), a publicly-held company which marketed cosmetics and other accessories to mass merchandisers, and served as the Chairman of the Board and a director of Beauty Labs from 1987 to 1991.

     PAUL SHARP has served as Chief Executive Officer of the Company since May 1995 and as President and a director of the Company since December 1994. Mr. Sharp also served as Secretary and Treasurer and a director of Linette Cosmetics from 1990 to December 1994. From 1987 to 1989, Mr. Sharp served as Corporate Vice President of Zayre Corporation, a mass merchandising retailer, where he was responsible for the fragrance, cosmetic and health and beauty product lines. Prior to 1987, Mr. Sharp served in various other capacities at Zayre Corporation and on the Retail Advisory Board of The Gillette Company, a manufacturer of personal care products, and was engaged as a retail marketing

--------------------------------------------------------------------------------
consultant for Smith-Kline Beecham Company, a manufacturer of health and beauty aids and pharmaceuticals.

     JAN MIRSKY has served as Executive Vice President-Finance of the Company since January 1995 and as a director of the Company since December 1994 and, from January 1995 to June 1997 served as the Chief Operating Officer of the Company. In addition, he acted as a marketing consultant to the Company from January 1994 to January 1995, at which time he became an employee of the Company. From 1991 to January 1995, Mr. Mirsky was engaged as an independent management, marketing and financial consultant.

     JORGE LAZARO, a co-founder of the Company, has been Executive Vice President of the Company since May 1995 and the Secretary and a director of the Company since its inception in September 1993. Mr. Lazaro also served as the President of the Company from December 1994 to May 1995 and as Treasurer of the Company from its inception to December 1994. Mr. Lazaro was also a co-founder of Linette Cosmetics and served as President and a director of Linette Cosmetics from its inception in 1985 until the Linette Merger, and has served as the Secretary and Treasurer and as a director of Lea Cosmetics, Inc. ("Lea Cosmetics") from its inception in October 1992 until the merger of Lea Cosmetics with and into the Company in August 1995.

     JACK KOEGEL has served as the Vice Chairman of the Company since September 1995, as the Chief Operating Officer of the Company since June 1997 and as a director of the Company since December 1994. From 1993 until September 1995, Mr. Koegel served as President of Retail Concepts 2000, Inc., a retail consulting company founded by him. Mr. Koegel served as President of Twin Valu Stores (a division of Super Valu Inc.) from 1991 to 1993 and as Executive Vice President of ShopKo Stores/Twin Valu Stores (a division of Super Valu Inc.) from 1989 to 1991.

     STANLEY R. GOODMAN has served as Assistant Secretary of the Company since May 1995 and as a director of the Company since December 1994. Since 1989, Mr. Goodman has been a partner at Goodman & Saperstein, a law firm specializing in statutory and regulatory issues concerning pharmaceuticals, cosmetics and related consumer products. He also served as a director and General Counsel of Beauty Labs from 1987 until the time of its merger with Robern Industries, Inc. in 1992.

     EDWARD C. ROSS has served as a director of the Company since December 1994. Mr. Ross has been a partner in the accounting firm of Finkle, Ross & Rost since 1975. He has also been involved as a principal in various start-up companies as well as established operating businesses, ranging in type from manufacturing to real estate to financial consulting. Mr. Ross is a Certified Public Accountant in New York and New Jersey, and is a member of the American Institute of Certified Public Accountants.

     L. DOUGLAS BAILEY has served as a director of the Company since March 1996. Beginning in 1996, Mr. Bailey became the President and Chief Executive Officer of Precision Fixtures and Graphics, a manufacturer of store fixtures, and since 1995 he has served as President of Bailey & Associates, Inc., a consulting firm for the retail industry. Mr. Bailey also serves as a developer for Regent Properties, an industrial property development and management company founded and operated by Mr. Bailey and his wife. From 1993 to 1995, Mr. Bailey served as President of Home Shopping Club, Inc., a subsidiary of Home Shopping Network, Inc. and the operator of Home Shopping

--------------------------------------------------------------------------------

Network, a live, customer-interactive retail sales television network, and from 1970 to 1992 served as the Senior Vice President of Eckerd Drug Company, a retail drug store chain. Mr. Bailey also serves as a director of 800 Travel Systems, Inc., a publicly-held discount travel reservations company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires officers and directors of the Company and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that during the year ended December 31, 2000, all of the Reporting Persons complied with their Section 16(a) filing requirements.

Item 10.  Executive Compensation

Summary Compensation Table

     The following table sets forth certain information regarding the compensation in each of the last three fiscal years of the person who served as the Company's Chief Executive Officer during the fiscal year ended December 31, 2000, and the Company's four most highly compensated officers (other than the Chief Executive Officer) who were serving as officers at December 31, 2000 (collectively, the "Named Executive Officers").

                                                                                    LONG TERM COMPENSATION
                                                                            --------------------------------------
                                              ANNUAL COMPENSATION                    AWARDS                PAYOUTS
                                     -------------------------------------  ------------------------       -------
                                                                            RESTRICTED    SECURITIES
                                                             OTHER ANNUAL   STOCK         UNDERLYING       LTIP        ALL OTHER
       NAME AND            FISCAL                            COMPENSATION   AWARD(S)      OPTIONS/         PAYOUTS     COMPENSATION
  PRINCIPAL POSITION        YEAR      SALARY ($)   BONUS ($)  ($)              ($)         SARS(#)          ($)         ($)
-------------------------  ------    ---------    --------   -------------  ----------    ----------       -------     ----------
Paul Sharp                  2000     125,000        7,500      16,910(1)       -0-             -0-           -0-           -0-
President and Chief         1999     127,404         -0-       17,665(1)       -0-          27,000(2)        -0-           -0-
Executive Officer           1998     101,202         -0-        6,104(1)       -0-          30,626(3)        -0-           -0-


Harold Markowitz            2000     125,000        7,500      13,234(4)       -0-             -0-           -0-           -0-
Chairman of the  Board      1999     127,404         -0-       13,153(4)       -0-          27,000(2)        -0-           -0-
                            1998     101,202         -0-       13,085(4)       -0-          30,626(3)        -0-           -0-


Jan S. Mirsky               2000     115,000        6,900       7,200(5)       -0-             -0-           -0-           -0-
Executive Vice President    1999     117,212         -0-        7,200(5)       -0-          54,000(6)        -0-           -0-
- Finance                   1998      93,106         -0-        6,926(5)       -0-         123,500(7)        -0-           -0-

--------------------------------------------------------------------------------

                                                                                    LONG TERM COMPENSATION
                                                                            --------------------------------------
                                              ANNUAL COMPENSATION                    AWARDS                PAYOUTS
                                     -------------------------------------  ------------------------       -------
                                                                            RESTRICTED    SECURITIES
                                                             OTHER ANNUAL   STOCK         UNDERLYING       LTIP        ALL OTHER
      NAME AND             FISCAL                            COMPENSATION   AWARD(S)      OPTIONS/         PAYOUTS     COMPENSATION
 PRINCIPAL POSITION         YEAR      SALARY ($)   BONUS ($)  ($)              ($)         SARS(#)          ($)         ($)
-------------------------  ------    ---------    --------   -------------  ----------    ----------       -------     ----------
Jorge Lazaro                2000     125,000        7,500      11,358(8)       -0-             -0-           -0-           -0-
Executive Vice              1999     127,404         -0-       11,358(8)       -0-          27,000(2)        -0-           -0-
President and Secretary     1998     101,202         -0-       11,358(8)       -0-          30,626(3)        -0-           -0-


Jack Koegel                 2000     100,000        6,000      14,400(9)       -0-            -0-            -0-           -0-
Vice Chairman of The        1999     101,923         -0-       14,400(9)       -0-         69,500(10)        -0-           -0-
Board and Chief             1998      80,962         -0-       14,400(9)       -0-         75,500(11)        -0-           -0-
Operating Officer

----------

(1)  Includes (i) for 2000, 1999, and 1998, $10,892, $10,892, and $6,104,
     respectively, paid by the Company with respect to an automobile for use by Mr. Sharp in connection with his services to the Company, and (ii) for 1999, $6,018 and $6,774, respectively, paid by the Company to Mr. Sharp with respect to medical insurance purchased directly by him.

(2) Reflects (i) the January 6, 1999 grant by the Company to Messrs. Sharp, Markowitz and Lazaro of 10,000 options, each with an exercise price of $1.25, (ii) the April 1, 1999 grant by the Company to Messrs. Sharp, Markowitz and Lazaro of 15,000 options, each with an exercise price of $2.375, and (iii) the August 2, 1999 grant by the Company to Messrs. Sharp, Markowitz and Lazaro of 2,000 options, each with an exercise price of $2.50.

(3) On October 8, 1998, (i) the Company granted to each of Messrs. Sharp, Markowitz and Lazaro 25,000 options with an exercise price of $.4375 (the fair market value of the Common Stock on October 8, 1998), and (ii) the Company adjusted the exercise price of 5,626 outstanding options originally granted to each of Messrs. Sharp, Markowitz and Lazaro on December 26, 1996. In connection with such repricing, the Company cancelled the outstanding options, each with an exercise price of $4.00, and granted a corresponding number of new options, each with an exercise price of $.4375.

(4)  Includes for 2000, 1999 and 1998 (i) $11,069, $10,988, and $10,800,
     respectively, paid by the Company with respect to an automobile for use by Mr. Markowitz in connection with his services to the Company and (ii) $2,165, $2,165, and $2,285, respectively, for certain membership fees paid by the Company on behalf of Mr. Markowitz.

(5) Represents amounts paid by the Company with respect to an automobile for use by Mr. Mirsky in connection with his services to the Company.

(6) Reflects (i) the January 6, 1999 grant by the Company to Mr. Mirsky of 10,000 options, with an exercise price of $1.25, (ii) the April 1, 1999

--------------------------------------------------------------------------------
     grant by the Company to Mr. Mirsky of 15,000 options, with an exercise price of $2.375, and (iii) the April 1, 1999 and August 2, 1999 adjustments of the exercise price of an aggregate of 29,000 options held by Mr. Mirsky, in connection with which, in each case, the Company cancelled the outstanding options and granted a corresponding number of new options. See "-- Repricing of Certain Options During Fiscal 1999."

(7) On October 8, 1998, the Company granted to Mr. Mirsky 25,000 options each with an exercise price of $.4375 (the fair market value of the Common Stock on October 8, 1998). On October 8, 1998 and November 4, 1998, the Company adjusted the exercise price of an aggregate of 123,500 outstanding options originally granted to Mr. Mirsky. In connection with such repricing, in each case, the Company cancelled the outstanding options and granted a corresponding number of new options.

(8) Represents amounts paid by the Company with respect to an automobile for use by Mr. Lazaro in connection with his services to the Company.

(9)  Includes for 1999, 1998 and 1997 (i) $4,800, $4,800 and $4,800,
     respectively, paid by the Company to Mr. Koegel with respect to medical insurance purchased directly by him and (ii) $9,600, $9,600 and $9,600, respectively, paid by the Company with respect to an automobile for use by Mr. Koegel in connection with his services to the Company.

(10) Reflects (i) the January 6, 1999 grant by the Company to Mr. Koegel of 10,000 options, with an exercise price of $1.25, (ii) the April 1, 1999 grant by the Company to Mr. Koegel of 15,000 options, each with an exercise price of $2.375, (iii) the August 2, 1999 grant by the Company to Mr. Koegel of 2,000 options, each with an exercise price of $2.50, and (iv) the March 2, 1999 and August 2, 1999 adjustments of the exercise price of an aggregate of 42,500 options held by Mr. Koegel, in connection with which, in each case, the Company cancelled the outstanding options and granted a corresponding number of new options. See "-- Repricing of Certain Options During Fiscal 1999."

(11) On October 8, 1998, the Company granted to Mr. Koegel 25,000 options each with an exercise price of $.4375 (the fair market value of the Common Stock on October 8, 1998). On June 4, 1998 and November 4, 1998, the Company adjusted the exercise price of an aggregate of 81,750 outstanding options originally granted to Mr. Koegel. In connection with such repricing, in each case, the Company cancelled the outstanding options and granted a corresponding number of new options.

Option/SAR Grants During Fiscal 2000

     No stock options or stock appreciation rights were granted or issued by the Company during fiscal 2000 to the Named Executive Officers.

--------------------------------------------------------------------------------

Aggregated Option/SAR Exercises During Fiscal 2000 and Year End Option/SAR
Values

     The following table provides information related to options exercised by the Named Executive Officers during fiscal 2000 and the number and value of options and stock appreciation rights held at fiscal year end which are currently exercisable. No stock appreciation rights were exercised during fiscal 2000.

                                                                NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                                                                          UNEXERCISED                   IN-THE-MONEY OPTIONS/SARS
                      SHARES ACQUIRED     VALUE REALIZED            OPTIONS/SARS AT FY-END                  AT FY-END ($)(1)
       NAME           ON EXERCISE (#)           ($)             EXERCISABLE       UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
       ----           ---------------     --------------        -----------       -------------      -----------      -------------
Paul Sharp                  -0-                 -0-                33,470            11,354             $8,701            $2,636

Harold Markowitz            -0-                 -0-                33,470            11,354             $8,701            $2,636

Jan S. Mirsky(2)            -0-                 -0-               151,252            10,312             $8,509            $2,636

Jorge Lazaro                -0-                 -0-                33,470            11,354             $8,701            $2,636

Jack Koegel                 -0-                 -0-               115,563            11,937             $7,910            $2,636

----------

(1) The values of Unexercised In-the-Money Options/SARs represents the aggregate amount of the excess of $1.00, the closing sales price for a share of Common Stock on December 29, 2000, over the relevant exercise price of all "in-the-money" options.

(2)  The values listed do not take into account the warrants held by Mr. Mirsky.


Directors' Compensation

     Each director who is not an employee of the Company was paid $500 for each meeting of the Board of Directors attended by such director during 2000. The Company also reimbursed each such director for all reasonable expenses incurred by him in attending meetings. In addition, non-employee directors of the Company are eligible to participate in the Nonemployee Director's Plan, pursuant to which an aggregate of 75,000 shares of Common Stock may be

--------------------------------------------------------------------------------
granted to non-employee directors. Pursuant to such Plan, each non-employee director is automatically granted (i) upon becoming a director of the Company, an option to purchase 1,250 shares of Common Stock and (ii) each year, on the day of the Company's annual meeting of shareholders, an option to purchase 1,250 shares of Common Stock. To date, the Company has granted to Messrs. Bailey, Goodman and Ross, pursuant to the Nonemployee Directors' Plan, options to purchase 7,500 shares, 10,000 shares and 5,000 shares, respectively.

Description of Employment Agreements, Severance Arrangements and Change of Control Arrangements

     EMPLOYMENT AGREEMENTS WITH MESSRS. MARKOWITZ, SHARP AND LAZARO. On June 30, 1995, the Company entered into identical employment agreements with each of Messrs. Markowitz, Sharp and Lazaro. Pursuant to such agreements, Messrs. Markowitz, Sharp and Lazaro are employed as the Chairman of the Board, the President and Chief Executive Officer, and an Executive Vice President, respectively, of the Company. The agreements provide that such individuals shall devote substantially all of their working time and attention to the business of the Company. Each such agreement has an initial term of five years commencing July 20, 1995, and shall be automatically renewable for successive one-year periods unless either the Company or the employee elects not to renew his employment. Pursuant to the employment agreements, as amended, Messrs. Markowitz, Sharp and Lazaro each received a base salary in 2000 of $125,000, and are each entitled to receive an annual base salary of $125,000 in each year during the remainder of the term of his respective agreement, subject to such increases as shall be approved by the Board of Directors of the Company. The employment agreements also provide that each of Messrs. Markowitz, Sharp and Lazaro will be eligible to participate in any medical insurance, pension, profit sharing or other employment benefit programs generally made available to senior executives of the Company.

     EMPLOYMENT AGREEMENT WITH JAN MIRSKY. On June 30, 1995, the Company entered into an employment agreement with Mr. Mirsky, pursuant to which Mr. Mirsky is employed as the Executive Vice President - Finance of the Company and is to devote substantially all of his working time and attention to the business of the Company. Such agreement, which became effective July 13, 1995, had an initial term of eighteen months, and is automatically renewable for successive one-year periods beginning on January 13th of each year unless either the Company or Mr. Mirsky elects not to renew his employment. The Company renewed the agreement again on January 13, 2000. Pursuant to the employment agreement, as amended, Mr. Mirsky received a base salary in 2000 of $115,000, and is entitled to receive an annual base salary of $115,000 in each year during the remainder of the term of the agreement, subject to such increases as shall be approved by the Board of Directors of the Company. The agreement further provides that Mr. Mirsky will be eligible to participate in any medical insurance, pension, profit sharing or other employment benefit programs generally made available to senior executives of the Company.

     EMPLOYMENT AGREEMENT WITH JACK KOEGEL. Pursuant to the Company's employment agreement with Mr. Koegel, which became effective September 27, 1995, Mr. Koegel is employed by the Company as the Vice Chairman of the Company and, since June 1997, has been employed as the Chief Operating Officer of the Company. The agreement provides that Mr. Koegel is to devote

--------------------------------------------------------------------------------
substantially all of his working time and attention to the business of the Company. The agreement provides that services performed by Mr. Koegel shall be rendered in the St. Paul, Minnesota metropolitan area; however, Mr. Koegel and the Company have subsequently mutually agreed that his services shall be performed at the Company's executive offices in Paterson, New Jersey. Such agreement had an initial term of thirty-six months, and is automatically renewable for successive one-year periods beginning on September 23 of each year unless either the Company or Mr. Koegel elects not to renew his employment. The Company renewed the agreement on September 23, 1999. Pursuant to the employment agreement, as amended, Mr. Koegel received a base salary of $100,000 in 2000, and is entitled to receive an annual base salary of $100,000 in each year during the remainder of the term of the agreement, subject to such increases as shall be approved by the Board of Directors of the Company. The agreement further provides that Mr. Koegel will be eligible to participate in any pension, profit sharing or other employment benefit programs generally made available to senior executives of the Company other than medical insurance benefits. However, the agreement provides that the Company will pay Mr. Koegel $400 per month to cover costs incurred by him in purchasing medical insurance directly. In addition, pursuant to the agreement, the Company provides Mr. Koegel with a monthly automobile allowance of $800.

     Pursuant to the employment agreement, Mr. Koegel was granted an option in September 1995 to purchase an aggregate of 93,750 shares of Common Stock at an exercise price of $11.00 per share. On July 15, 1997, the Company adjusted the exercise price of 12,500 of such options to $6.50 per share. On June 4, 1998, the Company adjusted the exercise price of an additional 6,250 of such options to $2.00 per share, and on November 4, 1998, the Company adjusted the exercise price of 63,000 of such options to $3.75 per share. In addition, on November 4, 1998, the Company also adjusted to $3.25 per share the exercise price of the 12,500 options which had been repriced in July 1997 and, subsequent to the end of fiscal 1998, the Company adjusted the exercise price of such options to $2.00 per share. Mr. Koegel's agreement provides that, in the event the Company grants options, either under the Stock Option Plan or any other stock option plan adopted by the Company, to Messrs. Markowitz, Sharp, Mirsky and Lazaro during the term of Mr. Koegel's employment, Mr. Koegel shall be entitled to receive a proportionate amount of additional options on such terms as may be established by the Board of Directors.

     SEVERANCE ARRANGEMENTS. Each of the employment agreements with Messrs. Markowitz, Sharp, Lazaro, Mirsky and Koegel provides that the employee's employment shall terminate (i) for "cause" (as defined in each of the respective agreements), (ii) by reason of the employee's disability, resignation or death,
(iii) upon the expiration of the employment agreement in accordance with its terms or (iv) in the event the employee is no longer employed by the Company after a "Change of Control" (as defined below). Each of the agreements further provides that, in the event the employee's employment terminates for any reason (other than termination without cause or in connection with a Change of Control), the employee shall be entitled to receive his annual base salary, and any expense reimbursements, due and owing to him at the time of such termination. In the event the employee is terminated without cause, the employee shall be entitled to receive annual base salary and expense reimbursements then due and owing to him, as well as a lump-sum severance payment in an amount equal to his then annual base salary for the balance of the term of the employment agreement.

--------------------------------------------------------------------------------

     CHANGE OF CONTROL ARRANGEMENTS. Each of the employment agreements with Messrs. Markowitz, Sharp, Lazaro, Mirsky and Koegel provides that, in the event of a Change of Control of the Company, each such employee will be entitled to receive a lump-sum severance payment equal to three times his then annual base salary if he is discharged for any reason (other than for cause) or terminates his employment for "Good Reason" prior to the first anniversary of such Change of Control, and shall be entitled to receive a lump-sum payment equal to his then annual base salary if he voluntarily leaves the employ of the Company for reasons other than discharge or for Good Reason prior to the first anniversary of such Change of Control. As used in the employment agreements, the term "Change of Control" means (a) any transaction or series of transactions (including, without limitation, a tender offer, merger or consolidation) the result of which is that any "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act), other than Messrs. Markowitz, Sharp, Mirsky and Lazaro (and, in the case of Mr. Koegel's employment agreement, Mr. Koegel) or certain related parties and any "person" or "group" solicited by any of such persons or their related parties, (i) becomes the beneficial owner of more than 50% of the total aggregate voting power of all classes of the voting stock of the Company and/or warrants or options to acquire such voting stock, calculated on a fully diluted basis, (ii) acquires all or substantially all of the assets of the Company or (iii) enters into a contract with respect to any of the foregoing, or (b) during any period of two consecutive years, individuals who at the beginning of such period constituted the Company's Board of Directors cease for any reason to constitute a majority of the directors then in office, unless such majority of the directors then in office has been elected or nominated by Messrs. Markowitz, Sharp, Mirsky and Lazaro (and, in the case of Mr. Koegel's employment agreement, Mr. Koegel) or certain related parties. In addition, as used in the agreements, the term "Good Reason" means (i) a change in the status or position of the employee which reflects a change from the status and position(s) as were in effect immediately prior to a Change of Control, (ii) the assignment to the employee of any duties or responsibilities which, in the employee's reasonable judgment, are inconsistent with his status or position(s), (iii) the removal of the employee from his current position or reduction in his pay or requiring him to relocate or (iv) the removal of the employee, without his consent, to any location outside of the New York/New Jersey metropolitan area (or, in the case of Mr. Koegel, the St. Paul, Minnesota metropolitan area) for a continuous period of more than 30 days.

Repricing of Certain Options During Fiscal 1999

     In March 1999, the Company repriced 12,500 options that had originally been granted in July 1997 to Mr. Koegel, the Vice Chairman of the Board and Chief Operating Officer of the Company. Pursuant to such repricing, the Company cancelled the outstanding options, each with an exercise price of $3.25 per share, and granted a corresponding number of new shares, each with an exercise price of $2.00 per share. In April 1999, the Company repriced 8,000 options that had originally been granted in July 1995 to Mr. Mirsky, the Executive Vice President - Finance of the Company. Pursuant to such repricing, the Company cancelled the outstanding options, each with an exercise price of $3.25 per share, and granted a corresponding number of new shares, each with an exercise price of $2.375 per share. In August 1999, the Company repriced 30,000 and 50,000 options that had originally been granted to Mr. Koegel in September 1995 and to Mr. Mirsky in July 1995, respectively. Pursuant to such repricing, the Company cancelled the outstanding options, each with an exercise price of $3.75 and $3.25 per share, respectively, and

--------------------------------------------------------------------------------
granted a corresponding number of new shares, each with an exercise price of $2.50 per share. On the date of the August 1999 option repricings, the closing sale price of the Common Stock was $2.50. The Board of Directors decided to reprice the foregoing options as a result of a long-term decline in the market price of the Company's Common Stock which the Board believed would make it unlikely that any holder would exercise the options at the then existing exercise price. The Board also believed that the purpose behind its grant of such options -- I.E., to act as additional motivation for the Company's officers -- would be undermined by the decline in the price of the Common Stock to a level substantially below the exercise price of the options.

Description of Stock Option Plan

     Pursuant to the Stock Option Plan, as amended, stock options covering an aggregate of 713,250 shares of the Company's Common Stock may be granted to employees (including officers), directors, consultants and other persons who perform substantial services for or on behalf of the Company. The Stock Option Plan is administered by the Stock Option Committee (the "Committee"), which is vested with complete authority to administer and interpret the Stock Option Plan, to determine the terms upon which options may be granted, to prescribe, amend and rescind such interpretations and determinations and to grant options. Under the Stock Option Plan, "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted to employees (including officers), and non-incentive stock options ("Non-incentive Options") may be granted to employees and to other persons (including directors) who perform substantial services for or on behalf of the Company. Incentive Options and Non-incentive Options are collectively referred to herein as "Options."

     The price at which shares covered by an Option granted under the Stock Option Plan may be purchased pursuant thereto shall be determined by the Committee, but shall be no less than the par value of such shares and no less than the Fair Market Value (as hereinafter defined) of such shares on the date of grant; provided, however, that in the case of Incentive Options, if the optionee directly or indirectly beneficially owns more than 10% of the total combined voting power of all of the outstanding voting stock of the Company (a "10% Holder"), the purchase price shall not be less than 110% of the Fair Market Value on the date of grant. As used herein, the term "Fair Market Value" means the last sale price of a share of Common Stock as reported by the principal quotation service on which the Common Stock is listed for the date of grant, if available, or, if the last sale prices are not reported, the mean of the high bid and low asked prices of a share of Common Stock as reported by such principal quotation service for the date of grant; provided, however, that if no such report is available for the date of grant, the Fair Market Value shall be the last sale price or the mean of the high bid and low asked prices, as the case may be, on the day next preceding such day for which there was a report; and provided further, however, that if no such representative quotes are available, the Fair Market Value shall mean the amount determined by the Committee to be the fair market value pursuant to any reasonable method in accordance with applicable regulations of the Internal Revenue Service.

     The purchase price of shares issuable upon exercise of an Option granted under the Stock Option Plan may be paid in cash or by delivery of

--------------------------------------------------------------------------------
shares of Common Stock having an aggregate Fair Market Value on the date of exercise equal to the exercise price of the option. The Company may also loan the purchase price to the optionee, or guarantee third-party loans to the optionee, on terms and conditions acceptable to the Committee.

     Under the Stock Option Plan, the total number of shares for Common Stock for which options may be granted to any one person in any given calendar year may not exceed 37,500. The Stock Option Plan also provides that the aggregate fair market value of the stock with respect to which Incentive Options are first exercisable by any employee during any calendar year under the Stock Option Plan and all other stock option plans of the Company shall not exceed $100,000. To the extent that the Fair Market Value of the stock with respect to which Incentive Options are first exercisable by any employee during any calendar year (under all plans of the Company) exceeds $100,000, such Options shall be treated as Options which are not Incentive Options. The number of shares covered by an Option is subject to adjustment for stock dividends, stock splits, mergers, consolidations, combinations of shares, reorganizations and recapitalizations.

     The Stock Option Plan provides that Options may be exercised within a period not exceeding ten years after the date of grant, except that the term of any Incentive Options granted to a 10% Holder may not exceed five years from the date of grant. Options are generally non-transferable except by will or by the laws of descent and distribution, and during a participant's lifetime are exercisable only by him or her. In addition, pursuant to the Stock Option Plan, various limitations may apply to the exercise of Options by optionees whose employment is terminated on retirement, disability or otherwise.

     As of December 31, 2000, of the 923,134 shares of Common Stock available for issuance under the Stock Option Plan, 545,758 of such shares are reserved for issuance upon exercise of currently outstanding options. Accordingly, only 377,376 shares of Common Stock are available for future awards under the Stock Option Plan.

Extension of Certain Warrants

     In March 2000, the Company amended the Warrant and Registration Agreement between Mr. Mirsky and the Company, extending the expiration date of 86,622 warrants from March 31, 2000 to April 15, 2001. On April 9, 2001, the expiration date of the warrants was extended to April 15, 2002. The warrants have an exercise price of $1.25 per share after giving effect to the a two-for-one stock split effected by the Company in December 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     (a)  Security Ownership of Certain Beneficial Owners

          None.

     (b)  Security Ownership of Directors and Officers

     The following table sets forth, as of May 10, 2001, the beneficial ownership of shares of Common Stock by (i) each director of the Company, each nominee for election as a director of the Company and each executive officer

--------------------------------------------------------------------------------
of the Company listed in the Summary Compensation Table and (ii) all of the Company's officers and directors as a group:

                                           AMOUNT AND NATURE OF       PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)   BENEFICIAL OWNERSHIP(2)      OWNED
---------------------------------------   -----------------------     --------
Harold Markowitz                                379,120(3)              16.5%
Paul Sharp                                      379,224(4)              16.5%
Jorge Lazaro                                    379,120(5)              16.5%
Jan Mirsky                                      238,460(6)               9.5%
Jack Koegel                                     115,563(7)               4.9%
Stanley R. Goodman                               10,000(8)                *
Edward C. Ross                                    5,000(9)                *
L. Douglas Bailey                                 7,500(10)               *
All officers and directors
  as a group (8 persons)                      1,513,987(3-10)           55.3%


----------

*    Less than 1%

(1) The address for each such person is c/o Sel-Leb Marketing, Inc., 495 River Street, Paterson, New Jersey 07524.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Proxy Statement upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this Proxy Statement have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Includes 33,470 shares of Common Stock issuable upon exercise of options granted to Mr. Markowitz under the Stock Option Plan. Does not include 11,354 shares of Common Stock issuable upon exercise of options granted to Mr. Markowitz under the Stock Option Plan which are not exercisable within 60 days of the date of this Proxy Statement.

(4) Includes 33,470 shares of Common Stock issuable upon exercise of options granted to Mr. Sharp under the Stock Option Plan. Does not include 11,354 shares of Common Stock issuable upon exercise of options granted to Mr. Sharp under the Stock Option Plan which are not exercisable within 60 days of the date of this Proxy Statement.

--------------------------------------------------------------------------------

(5) Includes 33,470 shares of Common Stock issuable upon exercise of options granted to Mr. Lazaro under the Stock Option Plan. Does not include 11,354 shares of Common Stock issuable upon exercise of options granted to Mr. Lazaro under the Stock Option Plan which are not exercisable within 60 days of the date of this Proxy Statement.

(6) Includes (i) 86,622 shares of Common Stock issuable upon exercise of a warrant granted to Mr. Mirsky by the Company and (II) 151,252 shares of Common Stock issuable upon exercise of options granted to Mr. Mirsky under the Stock Option Plan. Does not include 10,312 shares of Common Stock issuable upon exercise of options granted to Mr. Mirsky under the Stock Option Plan which are not exercisable within 60 days of the date of this Proxy Statement.

(7) Includes 115,563 shares of Common Stock issuable upon the exercise of options granted to Mr. Koegel under the Stock Option Plan. Does not include 11,937 shares of Common Stock issuable upon exercise of options granted to Mr. Koegel under the Stock Option Plan which are not exercisable within 60 days of the date of this Proxy Statement.

(8) Includes 10,000 shares of Common Stock issuable upon exercise of options granted to Mr. Goodman under the Company's 1995 Nonemployee Directors' Stock Option Plan (the "Nonemployee Directors' Plan").

(9) Includes 5,000 shares of Common Stock issuable upon exercise of options granted to Mr. Ross under the Nonemployee Directors' Plan.

(10) Includes 7,500 shares of Common Stock issuable upon exercise of options granted to Mr. Bailey under the Nonemployee Directors' Plan.

          (c)  Changes in Control

     The Company knows of no contractual arrangements which may, at a date, result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

From time-to-time, the Company transacts business with parties related to the minority stockholders of Ales. During 2000 and 1999, the Company purchased inventories at a total cost of approximately $1,440,000 and $1,505,000, respectively, from affiliated with the minority stockholders. At December 31, 2000, accounts payable included a total of approximately $17,000 that was related primarily to the purchases of inventories. In addition, during 2000, the Company sold merchandise to companies affiliated with minority stockholders aggregating approximately $606,000. At December 31, 2000, accounts receivable includes approximately $121,000 due from these related parties. Sales to such companies were not significant in 1999.

Item 13.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (1) The financial statements of the Company and the report thereon on the Index to Financial Statements on page F-1 hereof are filed as part of this Annual Report on Form 10-KSB.

          (2) The following exhibits are being filed as part of this Annual on Form 10-KSB:

          1.1 Underwriting Agreement dated July 13, 1995 between the and Duke & Co., Inc. (incorporated by reference to 10.1 to the Company's Quarterly Report on Form -QSB for the quarterly period ended September 30, 1995).

--------------------------------------------------------------------------------

          2.1 Agreement and Plan of Merger of Lea Cosmetics, Inc. into the dated July 31, 1995, together with Certificate of Merger filed with the Secretary of State of the State of on August 3, 1995 (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
               1995).

          3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
               1995).

          3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995).

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

--------------------------------------------------------------------------------

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

         10.10 Loan and Security Agreement dated October 22, 1997 between Summit Bank, the Company and Ales (incorporated by reference to Exhibit
               10.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997).

--------------------------------------------------------------------------------

         10.11 Environmental Indemnity Agreement dated October 22, 1997 between the Company, Ales and Summit Bank (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997).

         10.12 Security Agreement dated September 26, 1997 between the Company and Paterson Restoration Corporation (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997).

         10.13 Stockholder's Agreement between RBCJJ Associates LLC and the Company (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997).

         10.14 Asset Purchase Agreement dated as of September 15, 1997 between SBC Corporation, Inc. and Ales (incorporated by reference to
               Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997).

         10.15 Collective Bargaining Agreement dated September 1, 1997 between Local 300-S Production Service & Sales District Council I.U.C. AFL-CIO and the Company (incorporated by reference to Exhibit
               10.23 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

         10.16 Working Capital Management Account (WCMA) and Term Loan Agreement dated as of November 16, 1999 between Sel-Leb Marketing, Inc. and Merrill Lynch Business Financial Services Inc. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1999).

         10.17 Promissory Note and Security Agreement between Sel-Leb Marketing, Inc. and Paterson Restoration Corporation dated December 29,
               1999 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31,
               1999).

         10.18 Letter Agreement dated August 3, 2000 by and between Merrill Lynch Business Financial Services, Inc.("MLBFS") and Sel-Leb Marketing, Inc., amending the WCMA and Term Loan and Security Agreement with MLBFS (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000).

         10.19 Letter Agreement dated August 3, 2000 by and between Merrill Lynch Business Financial Services, Inc.("MLBFS") and Sel-Leb Marketing, Inc., amending the Term Loan and Security Agreement with MLBFS (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000).

--------------------------------------------------------------------------------

         10.20 Product Promotion Agreement ("Zoe Metro") (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000).

         10.21 License Agreement ("Juliet") (incorporated by reference to
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000).

         10.22 Extension of Temporary Increase and Renewal for the WCMA Line of Credit (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000).

         10.23 Extension of WCMA Line of Credit and Temporary Increase of Line of Credit.

         11.1 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

         21    Subsidiary of the Company

         23.1  Consent of J.H. Cohn LLP.


     (b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 2000. On May 2, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the Company's issuance of a press release announcing the potential delisting of the company's securities from Nasdaq.

--------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SEL-LEB MARKETING, INC.
                                  (Registrant)


                                        By: /s/ Harold Markowitz
                                            ----------------------------------
                                            Harold Markowitz Chairman of the
                                            Board



Date:  May 11, 2001

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date            Name                     Title
May 11, 2001    /s/ Harold Markowitz     Chairman of the Board and Director
                --------------------
                Harold Markowitz

May 11, 2001    /s/ Paul Sharp           President, Chief Executive Officer and
                --------------           Director (principal executive officer)
                Paul Sharp

May 11, 2001    /s/ Jan S. Mirsky        Executive Vice President - Finance and
                -----------------        Director (principal financial and
                Jan S. Mirsky            accounting officer)

May 11, 2001    /s/ Jack Koegel          Vice Chairman of the Board,
                ---------------          Chief Operating Officer and Director
                Jack Koegel

May 11, 2001    /s/ Jorge Lazaro         Executive Vice President, Secretary
                ----------------         and Director
                Jorge Lazaro

May 11, 2001    /s/ Stanley R. Goodman   Director
                ----------------------
                Stanley R. Goodman

May 11, 2001    /s/ Edward C. Ross       Director
                ------------------
                Edward C. Ross

May 11, 2001    /s/ L. Douglas Bailey    Director
                ---------------------
                L. Douglas Bailey

--------------------------------------------------------------------------------

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                           PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   F-2

CONSOLIDATED BALANCE SHEET
     DECEMBER 31, 2000                                                     F-3

CONSOLIDATED STATEMENTS OF INCOME
     YEARS ENDED DECEMBER 31, 2000 AND 1999                                F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 31, 2000 AND 1999                                F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 2000 AND 1999                                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-7/19



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Sel-Leb Marketing, Inc.


We have audited the accompanying consolidated balance sheet of SEL-LEB MARKETING, INC. AND SUBSIDIARY as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sel-Leb Marketing, Inc. and Subsidiary as of December 31, 2000, and their results of operations and cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.



                                                 J.H. COHN LLP

Roseland, New Jersey
May 10, 2001

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $   213,920
  Accounts receivable, less allowance for doubtful accounts
    of $195,274                                                       4,951,151
  Inventories                                                         9,798,856
  Deferred tax assets, net                                              296,875
  Prepaid expenses and other current assets                             618,676
                                                                    -----------
           Total current assets                                      15,879,478
Property and equipment, at cost, net of accumulated
  depreciation and amortization of $1,123,601                           328,634
Goodwill, net of accumulated amortization of $164,136                   181,632
Other assets                                                            131,182
                                                                    -----------

              Total                                                 $16,520,926
                                                                    ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable under line of credit                                 $ 3,404,505
  Current portion of long-term debt                                     859,949
  Accounts payable                                                    2,598,964
  Accrued expenses and other liabilities                                472,804
                                                                    -----------
           Total current liabilities                                  7,336,222
Long-term debt, net of current portion                                  928,307
                                                                    -----------
           Total liabilities                                          8,264,529
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none issued                                                  --
  Common stock, $.01 par value; 40,000,000 shares
    authorized; 2,261,018 shares issued and outstanding                  22,611
  Additional paid-in capital                                          6,496,359
  Retained earnings                                                   1,779,427
  Less receivable in connection with equity transactions                (42,000)
                                                                    -----------
           Total stockholders' equity                                 8,256,397
                                                                    -----------

           Total                                                    $16,520,926
                                                                    ===========


See Notes to Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999





                                                      2000            1999
                                                 ------------    ------------

Net sales                                        $ 20,707,269    $ 21,427,530
                                                 ------------    ------------

Operating expenses:
  Cost of sales                                    15,814,333      15,418,254
  Selling, general and administrative expenses      4,273,466       4,247,550
                                                 ------------    ------------
           Totals                                  20,087,799      19,665,804
                                                 ------------    ------------

Operating income                                      619,470       1,761,726
                                                 ------------    ------------

Other income (expense):
  Interest expense, net of interest income
    of $18,176 and $1,862                            (449,791)       (320,522)
  Other                                                                 2,929
                                                 ------------    ------------
           Totals                                    (449,791)       (317,593)
                                                 ------------    ------------

Income before provision for income taxes              169,679       1,444,133

Provision for income taxes                             75,318         525,853
                                                 ------------    ------------

Net income                                       $     94,361    $    918,280
                                                 ============    ============

Net earnings per share:
  Basic                                          $        .04    $        .41
                                                 ============    ============

  Diluted                                        $        .04    $        .37
                                                 ============    ============

Weighted average shares outstanding:
  Basic                                             2,261,018       2,235,751
                                                 ============    ============

  Diluted                                           2,397,501       2,459,029
                                                 ============    ============


See Notes to Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                     Receivable in
                                                   Common Stock          Additional                    Connection        Total
                                              ----------------------       Paid-in         Retained    with Equity    Stockholders'
                                                Shares       Amount        Capital         Earnings    Transactions      Equity
                                              ---------     --------     -----------      ----------     --------      ----------
Balance, January 1, 1999                      1,089,083     $ 10,891     $ 6,440,095      $  766,786     $(45,000)     $7,172,772

Net proceeds from exercise
  of warrants                                     8,800           88          10,912                                       11,000

Net proceeds from exercise of
  stock options                                  74,052          741          56,243                                       56,984

Effect of 2-for-1 stock split                 1,089,083       10,891         (10,891)

Net income                                                                                   918,280                      918,280
                                              ---------     --------     -----------      ----------     --------      ----------

Balance, December 31, 1999                    2,261,018       22,611       6,496,359       1,685,066      (45,000)      8,159,036

Partial payment of balance
  receivable                                                                                                3,000           3,000

Net income                                                                                    94,361                       94,361
                                              ---------     --------     -----------      ----------     --------      ----------

Balance, December 31, 2000                    2,261,018     $ 22,611     $ 6,496,359      $1,779,427     $(42,000)     $8,256,397
                                              =========     ========     ===========      ==========     ========      ==========

See Notes to Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                         2000          1999
                                                      -----------   -----------

Operating activities:
  Net income                                          $    94,361   $   918,280
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                         299,179       302,954
    Provision (credit) for doubtful accounts              (35,644)      154,804
    Deferred income taxes                                  (8,680)      (34,100)
    Changes in operating assets and liabilities:
      Accounts receivable                                 786,836    (2,326,835)
      Inventories                                      (1,467,018)   (1,835,540)
      Prepaid expenses and other current assets           (84,367)      162,546
      Other assets                                        (17,684)       48,342
      Accounts payable, accrued expenses and
        other liabilities                                (261,534)    1,402,935
                                                      -----------   -----------
          Net cash used in operating activities          (694,551)   (1,206,614)
                                                      -----------   -----------

Investing activities - purchases of property
  and equipment                                           (45,977)     (208,240)
                                                      -----------   -----------

Financing activities:
  Proceeds from note payable under line of
    credit, net of repayments                             456,149     1,120,115
  Proceeds from long-term debt                            600,000       100,000
  Repayments of long-term debt                           (262,733)     (158,916)
  Loan financing costs                                                  (60,357)
  Net proceeds from exercise of warrants and
    stock options                                                        67,984
  Decrease in receivable in connection with
    equity transactions                                     3,000
                                                      -----------   -----------
          Net cash provided by financing activities       796,416     1,068,826
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents       55,888      (346,028)

Cash and cash equivalents, beginning of year              158,032       504,060
                                                      -----------   -----------

Cash and cash equivalents, end of year                $   213,920   $   158,032
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
  Interest paid                                       $   467,967   $   316,439
                                                      ===========   ===========

  Income taxes paid                                   $   352,502   $   346,856
                                                      ===========   ===========


See Notes to Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies:
           Organization and principles of consolidation:
             The accompanying consolidated financial statements include the accounts of Sel-Leb Marketing, Inc. (a New York Corporation) and Ales Signature, Ltd. ("Ales"), its 80%-owned subsidiary. Sel-Leb Marketing, Inc. and Ales are referred to collectively herein as the "Company." The Company is primarily engaged in manufacturing, distributing and marketing cosmetics and consumer products through mass merchandisers, discount chain stores and food, drug and electronic retailers.

             All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest in the net equity of Ales as of December 31, 2000 and the minority interest in the results of its operations in 2000 and 1999 were immaterial.

           Use of estimates:
             The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

           Property and equipment:
             Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the term of the lease.

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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and summary of significant accounting policies (continued):
           Product development costs:
             The Company expenses product development costs as incurred. Product development costs charged to operations amounted to approximately $72,000 and $79,000 in 2000 and 1999, respectively.

           Advertising:
             The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $105,000 and $151,000 in 2000 and 1999, respectively.

           Common stock split:
             The numbers of common shares and the per share amounts in these notes and the accompanying consolidated financial statements have been retroactively adjusted, where appropriate, for a 2-for-1 split effected on December 7, 1999.

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

             In computing diluted earnings per share, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:

                                                             2000       1999
                                                          ---------  ---------
             Basic weighted average shares outstanding 2,261,018 2,235,751 Shares arising from assumed exercise of:
                Stock options                               106,849    174,157
                Warrants                                     29,634     49,121
                                                          ---------  ---------
             Diluted weighted average shares outstanding  2,397,501  2,459,029
                                                          =========  =========

           Recent accounting pronouncements:
             The FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") had issued certain accounting pronouncements as of December 31, 2000 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2000 and 1999 or that they will have a significant affect at the time they become effective.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Property and equipment:
           Property and equipment at December 31, 2000 consisted of the following:

                                                  Estimated
                                                    Useful
                                                    Lives       Amount
                                                ------------  ----------

             Machinery and equipment            2 to 7 years  $  884,739
             Display fixtures                        3 years     353,950
             Computer equipment                 3 to 5 years     149,068
             Leasehold improvements                 10 years      64,478
                                                              ----------
                                                               1,452,235
             Less accumulated depreciation and
                 amortization                                  1,123,601
                                                              ----------

                      Total                                   $  328,634
                                                              ==========

             Depreciation expense aggregated $264,719 and $268,514 in 2000 and 1999, respectively.


Note 3 - Note payable under line of credit:
           During December 1998, the Company entered into a loan agreement pursuant to which Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") is providing the Company with a credit facility (the "Facility"). Based on the latest amendments to the loan agreement as of December 31, 2000, the Facility consists of a revolving line of credit, with maximum borrowings of $4,350,000 against the Company's eligible accounts receivable and inventories through May 15, 2001, and three term loans (see Note 4). Borrowings under the revolving line of credit, which totaled $3,404,505 at December 31, 2000, bear interest, which is payable monthly, at 2.65% above the 30-day commercial paper rate (an effective rate of 9.2% as of December 31, 2000). Outstanding borrowings under the Facility are secured by substantially all of the Company's assets.

           The loan agreement with Merrill Lynch contains certain restrictive covenants which, among other things, require the maintenance of certain financial ratios and limit additional indebtedness.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Long-term debt:
           At December 31, 2000, long-term debt consisted of the following:

               Term loans payable to Merrill Lynch (A):
                 Due in monthly installments of $50,000
                   and a final payment in December 2001                $600,000
                 Due in monthly installments of $8,333
                   and a final payment in November 2004                 391,667
                 Due in monthly installments of $10,714
                   and a final payment in January 2006                  642,857
               Loans payable to Paterson Restoration
               Corporation (B):
                 Due in monthly installments of $1,461
                   and a final payment in October 2004                   59,986
                 Due in monthly installments of $1,461
                   and a final payment in January 2007                   89,302
               Other                                                      4,444
                                                                     ----------
                                                                      1,788,256
               Less current portion                                     859,949
                                                                     ----------

               Long-term debt                                          $928,307
                                                                     ==========

              (A) Interest is payable monthly at 2.65% above the 30-day commercial paper rate. The loans are secured by substantially all of the assets of the Company (see Note 3).

              (B) Interest is payable at an annual rate of 6%. The loans are secured by a second lien on the Company's machinery and equipment.

           Principal amounts due under the Company's long-term obligations in each of the five years subsequent to December 31, 2000 are as follows:

               Year Ending
               December 31,                                  Amount
               ------------                                  ------

                    2001                                    $859,949
                    2002                                     257,080
                    2003                                     258,839
                    2004                                     249,542
                    2005                                     144,491

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Preferred stock, stock options and warrants:
           Preferred stock:
             On May 27, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation which authorizes the issuance by the Company of up to 10,000,000 shares of preferred stock with a par value of $.01 per share. The preferred stock may be issued in one or more series with the terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued by the Company as of December 31, 2000.

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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Preferred stock, stock options and warrants (continued):
           Stock options (continued):
             A summary of the status of the Company's shares subject to options as of December 31, 2000 and 1999 and changes during the years then ended is presented below:

                                                2000                1999
                                         -----------------   -------------------
                                                  Weighted              Weighted
                                          Shares   Average   Shares      Average
                                            or    Exercise     or       Exercise
                                           Price    Price     Price      Price
                                         --------   ------   --------   --------
             Outstanding, at beginning
               of year                    563,910   $ 2.44    414,812   $   2.47
             Granted (A)                    8,750     2.36    343,902       2.29
             Canceled (A)                 (26,902)   (3.17)  (120,752)      3.15
             Exercised                                        (74,052)       .77
                                         --------            --------

             Outstanding, at end of year  545,758   $ 2.40    563,910   $   2.44
                                         ========   ======   ========   ========

             Options exercisable, at
                end of year               423,306             326,394
                                         ========            ========

             Weighted average fair
                value of options
                granted during
                the year                 $   2.11            $   2.17
                                         ========            ========

             (A) Options granted and canceled include shares subject to options for which the exercise price was reduced in 1999 as set forth below:

                                    Original    Adjusted
                                    Exercise    Exercise
                         Shares       Price       Price
                        -------      ------      ------

                         12,500      $ 3.25      $ 2.00
                          8,000        3.25        2.38
                         80,000        3.25        2.50
                            126        5.25        2.50
                            750        6.50        2.50
                            250       21.00        2.50
                            126       21.50        2.50
                        -------

                 Total  101,752
                        =======

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Preferred stock, stock options and warrants (continued):
           Stock options (concluded):
             The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                          Options Outstanding               Options Exercisable
             ---------------------------------------------- --------------------
                                        Weighted
                                         Average
                                        Years  of  Weighted             Weighted
                                        Remaining  Average              Average
                 Exercise    Number    Contractual Exercise   Number    Exercise
                 Prices    Outstanding    Life      Price   Exercisable  Price
             ------------- ----------- ----------- -------- ----------- --------
             $      .4375    105,689      7.76     $  .4375    81,318   $  .4375
               .578-2.125    107,255      7.14       1.49      73,175     1.56
              2.375-2.719    199,126      6.76       2.44     144,000     2.45
               3.00-6.67     123,688      5.30       3.60     114,813     3.57
               8.00-27.00     10,000      5.98      17.38      10,000    17.38
                             -------                          -------

             $.4375-$27.00   545,758      6.68     $ 2.40     423,306   $ 2.57
             =============   =======      ====     ========   =======   ========

           Shares  subject to  warrants:
             At January 1, 1999, the Company had warrants outstanding for the purchase of 773,207 shares of common stock which were exercisable at prices ranging from $1.25 to $8.00 per share. During 1999, the Company received proceeds of $11,000 upon the exercise of warrants to purchase 8,800 shares of common stock at an exercise price of $1.25 per share, and warrants to purchase 677,785 shares that had an exercise price of $8.00 per share expired. There were no other changes in outstanding warrants during 2000 and 1999. As a result, the Company had warrants outstanding at December 31, 2000 and 1999 for the purchase of 86,622 shares of common stock that were originally exercisable through April 15, 2001 at $1.25 per share. On April 9, 2001, the Company extended the expiration date of the warrants to April 15, 2002. The fair market value of the shares on April 9, 2001 was $.75 per share.

           Shares reserved for issuance:
             At December 31, 2000, shares of common stock were reserved for the following:

             Exercise of outstanding stock options                 545,758
                                                                 ---------

             Exercise of stock options available for grant:
                Option Plan                                        339,876
                Directors' Plan                                     37,500
                                                                 ---------
                   Total                                           377,376
                                                                 ---------

             Exercise of warrants                                   86,622
                                                                 ---------

                   Total                                         1,009,756
                                                                 =========

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Preferred stock, stock options and warrants (concluded):
           Pro forma information (concluded):
             Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options and warrants granted to employees and the exercise price of all of the options and warrants granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost was recognized in the accompanying 2000 and 1999 consolidated financial statements for stock options and warrants granted to employees. The pro forma amounts computed as if the Company had elected to recognize compensation cost for stock options and warrants granted to employees based on the fair value of the options and warrants at the date of grant as prescribed by SFAS 123 and the related historical amounts reported in the accompanying consolidated statements of income are set forth below:

                                                             2000        1999
                                                            -------    --------

                Net income - as reported                    $94,361    $918,280
                                                            =======    ========
                Net income - pro forma                      $18,754    $493,507
                                                            =======    ========
                Basic earnings per share - as reported         $.04        $.41
                                                               ====        ====
                Basic earnings per share - pro forma           $.01        $.22
                                                               ====        ====
                Diluted earnings per share - as reported       $.04        $.37
                                                               ====        ====
                Diluted earnings per share - pro forma         $.01        $.20
                                                               ====        ====

             The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2000 and 1999:

                                                               2000        1999
                                                               ---         ---

               Expected volatility                             100%        162%
               Risk-free interest rate                         6.0%        6.0%
               Expected years of option life                   5.0         5.0
               Expected dividends                                0%          0%

             The pro forma charges for compensation derived from the fair value option pricing model as describe above totaled $75,607 and $424,773 (net of tax effects) in 2000 and 1999, respectively. Substantially all of the pro forma charges for compensation in 1999 were attributable to the effects of the options that were repriced during that year.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6 - Income taxes:
             Deferred tax assets at December 31, 2000 were attributable to temporary differences related to the following:

               Inventories                                             $184,110
               Allowance for bad debts                                   72,540
               Other                                                     40,225
                                                                       --------

                    Net deferred tax assets                            $296,875
                                                                       ========

             The net provision for income taxes in 2000 and 1999 consisted of the following provisions (credits):


                                                         2000            1999
                                                       --------       ---------

               Federal:
                 Current                                $50,509        $483,238
                 Deferred                                (5,741)        (32,720)
                                                       --------       ---------
                        Totals                           44,768         450,518
                                                       --------       ---------

               State:
                 Current                                 33,489          76,715
                 Deferred                                (2,939)         (1,380)
                                                       --------       ---------
                        Totals                           30,550          75,335
                                                       --------       ---------

                        Totals                          $75,318        $525,853
                                                       ========       =========

             The provision for income taxes in 2000 and 1999 differs from the amount computed using the Federal statutory rate of 34% as a result of the following:


                                                                2000       1999
                                                                ----       ----

               Tax at Federal statutory rate                      34%        34%
               Increase (decrease) from effects of:
                 State income taxes, net of Federal income
                   tax benefit                                    12          3
                 Nondeductible expenses and other permanent
                    differences                                    8          1
                 Prior year overaccrual                          (12)
                 Other (primarily surtax exemption)                2         (2)
                                                                 ---        ---

                        Totals                                    44%        36%
                                                                 ===        ===

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Related party transactions:
           From time-to-time, the Company transacts business with parties related to the minority stockholders of Ales. During 2000 and 1999, the Company purchased inventories at a total cost of approximately $1,440,000 and $1,505,000, respectively, from companies affiliated with the minority stockholders. At December 31, 2000, accounts payable included a total of approximately $17,000 that was related primarily to the purchases of inventories. In addition, during 2000, the Company sold merchandise to companies affiliated with minority stockholders aggregating approximately $606,000. At December 31, 2000, accounts receivable includes approximately $121,000 due from these related parties. Sales to such companies were not significant in 1999.


Note 8 - Commitments and contingencies:
           Leases:
             The Company has a noncancelable operating lease for office and warehouse facilities which commenced on April 7, 1997 and expires on March 31, 2002. In addition to base rentals, the lease requires payments for real estate taxes and other operating costs.

             The future minimum rental payments under the leases as of December 31, 2000 were as follows:

                   Year Ending
                   December 31,                             Amount
                   ------------                            --------

                      2001                                 $203,537
                      2002                                   50,884
                                                           --------

               Total                                       $254,421
                                                           ========

             Rent expense amounted to approximately $291,000 and $238,000 in 2000 and 1999, respectively.

           Promotional and licensing agreements:
             The Company has various promotional and licensing agreements whereby it pays royalty fees to celebrities and/or licensors based upon a percentage of net sales attributable to the celebrities' appearances or sales of the licensor's products. Royalty fees charged to operations amounted to approximately $390,000 and $346,000 in 2000 and 1999, respectively.

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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and contingencies (concluded):
           Concentrations of credit risk:
             Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At December 31, 2000, cash balances exceeded Federal insurance limits by approximately
             $85,000. Exposure to credit risk is reduced by placing such deposits in major financial institutions and monitoring their credit ratings.

             The Company generally extends credit to its customers, a significant portion of which are in the retail industry. Approximately 37% and 32% of the Company's net sales were derived from its two major customers during 2000 and 1999, respectively. The two customers also accounted for approximately $2,109,000 of the Company's accounts receivable balance at December 31, 2000. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at December 31, 2000.


Note 9 - Fair value of financial instruments:
           The Company's material financial instruments at December 31, 2000 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) notes payable and long-term debt were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.


Note 10- Segment information:
           The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales and gross margins in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments:
           "Opportunity" and "Cosmetics". The Opportunity segment is comprised of the operations connected with the acquisition, sale and distribution of name-brand and off-brand products which are purchased from manufacturers, wholesalers or retailers as a result of close-outs, overstocks and/or changes in the packaging of brand name items. The Cosmetics segment is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" and "tie-in" cosmetics and health and beauty aid products and designer and all other fragrances.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10- Segment information (concluded):

           Net sales, cost of sales and other related segment information follows:

                                                      2000             1999
                                                   -----------      -----------

               Net sales:
                 Opportunity                        $8,832,579      $10,600,996
                 Cosmetics                          11,874,690       10,826,534
                                                   -----------      -----------
                        Total net sales             20,707,269       21,427,530
                                                   -----------      -----------

               Cost of sales:
                 Opportunity                         6,458,829        8,948,368
                 Cosmetics                           9,355,504        6,469,886
                                                   -----------      -----------
                        Total cost of sales         15,814,333       15,418,254

               Selling, general and
                 administrative expenses             4,273,466        4,247,550
                                                   -----------      -----------
                        Total operating expenses    20,087,799       19,665,804
                                                   -----------      -----------

               Operating income                        619,470        1,761,726
                                                   -----------      -----------

               Other income (expense):
                 Interest expense, net                (449,791)        (320,522)
                 Other                                                    2,929
                                                   -----------      -----------
                        Totals                        (449,791)        (317,593)
                                                   -----------      -----------

               Income before provision for
                 income taxes                         $169,679       $1,444,133
                                                   ===========      ===========

               Segment assets:
                 Inventories:
                   Opportunity                      $2,465,454       $1,129,320
                   Cosmetics                         7,333,402        7,202,518
                                                   -----------      -----------
                        Totals                       9,798,856        8,331,838

                 Other assets                        6,722,070        7,559,845
                                                   -----------      -----------

                        Total assets               $16,520,926      $15,891,683
                                                   ===========      ===========