Form 10QSB
period 2001-03-31
SEL-LEB MARKETING INC
filed 2001-06-19
CIK 934853

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________

                         Commission File Number 1-13856

                            SEL-LEB MARKETING, INC.

       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEW YORK                                          11-3180295
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,261,018 shares of common stock as of June 15, 2001

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

================================================================================

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY






                                                                                                  PAGE
                                                                                                  ----
Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at March 31, 2001
              (Unaudited) and December 31, 2000                                                    2

              Condensed Consolidated Statements of Operations
              Three Months Ended March 31, 2001 and 2000 (Unaudited)                               3

              Condensed Consolidated Statement of Changes in Stockholders' Equity
              Three Months Ended March 31, 2001 (Unaudited)                                        4

              Condensed Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2001 and 2000 (Unaudited)                               5

              Notes to Condensed Consolidated Financial Statements                                6-8

Item 2.       Management's Discussion and Analysis or Plan of Operation                           9-12


Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                    13

              Signatures                                                                          13


                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000


                                                                            March                   December
                                                ASSETS                    31, 2001                  31, 2000
                                                ------                  --------------          ---------------
                                                                          (Unaudited)               (Note 1)
Current assets:
     Cash and cash equivalents                                            $    106,836            $    213,920
     Accounts receivable, less allowance for doubtful
         accounts of  $227,702 and $195,274                                  5,399,470               4,951,151
     Inventories                                                            10,225,458               9,798,856
     Deferred tax assets, net                                                  318,800                 296,875
     Prepaid expenses and other current assets                                 608,661                 618,676
                                                                          ------------            ------------
              Total current assets                                          16,659,225              15,879,478
Property and equipment, at cost, net of accumulated depreciation
     and amortization of $1,169,975 and $1,123,601                             322,230                 328,634
Goodwill, net of accumulated amortization of $172,751 and
  $ 164,136                                                                    173,017                 181,632
Other assets                                                                   157,764                 131,182
                                                                          ------------            ------------
              Totals                                                      $ 17,312,236            $ 16,520,926
                                                                          ============            ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
     Note payable under line of credit                                    $  4,225,951            $  3,404,505
     Current portion of long-term debt                                         707,625                 859,949
     Accounts payable                                                        2,673,131               2,598,964
     Accrued expenses and other liabilities                                    466,388                 472,804
                                                                          ------------            ------------
              Total current liabilities                                      8,073,095               7,336,222
Long-term debt, net of current portion                                         866,750                 928,307
                                                                          ------------            ------------
              Total liabilities                                              8,939,845               8,264,529
                                                                          ------------            ------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
         authorized; none issued                                                  --                      --
     Common stock, $.01 par value; 40,000,000 shares
         authorized; 2,261,018 shares issued and outstanding                    22,611                  22,611
     Additional paid-in capital                                              6,496,359               6,496,359
     Retained earnings                                                       1,895,421               1,779,427
     Less receivable in connection with equity transactions                    (42,000)                (42,000)
                                                                          ------------            ------------
              Total stockholders' equity                                     8,372,391               8,256,397
                                                                          ------------            ------------
              Totals                                                      $ 17,312,236            $ 16,520,926
                                                                          ============            ============


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)




                                                                 2001             2000
                                                            -----------       -----------
Net sales                                                   $ 5,013,797       $ 5,006,394
                                                            -----------       -----------
Operating expenses:
     Cost of sales                                            3,454,833         4,121,055
     Selling, general and administrative expenses             1,243,691         1,028,474
                                                            -----------       -----------
           Totals                                             4,698,524         5,149,529
                                                            -----------       -----------
Operating income (loss)                                         315,273          (143,135)
Interest expense, net of interest income of $673
     and $3,500                                                 121,779            92,937
                                                            -----------       -----------
Income (loss) before income taxes                               193,494          (236,072)
Provision (credit) for income taxes                              77,500           (94,990)
                                                            -----------       -----------
Net income (loss)                                           $   115,994       $  (141,082)
                                                            ===========       ===========
Net earnings (loss) per share:
     Basic                                                         $.05             $.(06)
                                                            ===========       ===========
     Diluted                                                       $.05             $.(06)
                                                            ===========       ===========
Weighted average shares outstanding:
     Basic                                                    2,261,018         2,261,018
                                                            ===========       ===========
     Diluted                                                  2,328,333         2,261,018
                                                            ===========       ===========




See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)



                                                                                      Receivable in
                                      Common Stock         Additional                   Connection      Total
                                 ----------------------     Paid-in        Retained     with Equity  Stockholders'
                                  Shares        Amount      Capital        Earnings    Transactions     Equity
                                 ---------      -------    ----------     ----------   ------------ -------------

Balance, January 1, 2001         2,261,018      $22,611    $6,496,359     $1,779,427    $(42,000)      $8,256,397

Net income                                                                   115,994                      115,994
                                 ---------      -------    ----------     ----------    ---------      ----------

Balance, March 31, 2001          2,261,018      $22,611    $6,496,359     $1,895,421    $(42,000)      $8,372,391
                                 =========      =======    ==========     ==========    ========       ==========




See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                                           2001           2000
                                                                        ----------     ----------
Operating activities:
     Net income (loss)                                                  $ 115,994      $(141,082)
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
         Depreciation and amortization                                     54,989         71,015
         Provision for doubtful accounts                                   32,428         40,900
         Deferred income taxes                                            (21,925)        (9,063)
         Changes in operating assets and liabilities:
              Accounts receivable                                        (480,747)       173,754
              Inventories                                                (426,602)      (305,584)
              Prepaid expenses and other current assets                    10,015       (105,432)
              Other assets                                                (26,582)         1,135
              Accounts payable, accrued expenses and other
                  liabilities                                              67,751         30,622
                                                                        ---------      ---------
                     Net cash used in operating activities               (674,679)      (243,735)
                                                                        ---------      ---------
Investing activities - purchases of property and equipment                (39,970)        (4,764)
                                                                        ---------      ---------
Financing activities:
     Proceeds from note payable under line of credit, net of
         repayments                                                       821,446        332,910
     Repayments of long-term debt                                        (213,881)       (66,646)
     Decrease in receivable in connection with equity transactions                         3,000
                                                                        ---------      ---------
                     Net cash provided by financing activities            607,565        269,264
                                                                        ---------      ---------
Net increase (decrease) in cash and cash equivalents                     (107,084)        20,765
Cash and cash equivalents, beginning of period                            213,920        158,032
                                                                        ---------      ---------
Cash and cash equivalents, end of period                                $ 106,836      $ 178,797
                                                                        =========      =========



See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Organization and  basis of presentation:
          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of March 31, 2001, their results of operations and cash flows for the three months ended March 31, 2001 and 2000 and their changes in stockholders' equity for the three months ended March 31, 2001. Sel-Leb and Ales are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 2000 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

          The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.


Note 2 - Earnings (loss) per share:
          As further explained in Note 1 in the 10-KSB, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which require the presentation of "basic" earnings (loss) per common share and, if appropriate, "diluted" earnings per common share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Earnings (loss) per share (concluded):
          In computing diluted earnings per share for the three months ended March 31, 2001, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:

              Basic weighted average shares outstanding              2,261,018
              Shares arising from assumed exercise of stock options     67,215
                                                                    -----------
              Diluted weighted average shares outstanding            2,328,233
                                                                    ===========

          Since the Company had a net loss for the three months ended March 31, 2000, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive. Accordingly, the basic and diluted loss per share and weighted average share amounts are the same for that period.

Note 3 - Note  payable  under  revolving  line  of  credit: As further explained in Note 3 in the 10-KSB, during December 1998, the Company entered into a loan agreement pursuant to which Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") is providing the Company with a credit facility (the "Facility"). Based on the latest amendments to the loan agreement, which extend the facility to June 30, 2001, the Facility, as of March 31, 2001, consists of a revolving line of credit, with maximum borrowings of $4,350,000 against the Company's eligible accounts receivable and inventories, and three term loans (see Note 4 in the 10-KSB). Borrowings under the revolving line of credit, which totaled $4,225,951 at March 31, 2001, bear interest, which is payable monthly, at 2.65% above the 30-day commercial paper rate (an effective rate of 7.65% as of March 31, 2001). Outstanding borrowings under the Facility are secured by substantially all of the Company's assets.

Note 4 - Stock options and warrants:
          Descriptions of the Company's stock option plans and other information related to stock options and warrants are included in Note 5 in the 10-KSB. No options or warrants were granted, exercised or cancelled during the three months ended March 31, 2001.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - Segment information:
          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
          Enterprise and Related Information" ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales and gross margins in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments:
          "Opportunity" and "Cosmetics". The Opportunity segment is comprised of the operations connected with the acquisition, sale and distribution of name-brand and off-brand products which are purchased from manufacturers, wholesalers or retailers as a result of close-outs, overstocks and/or changes in the packaging of brand name items. The
          Cosmetics segment is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" and "tie-in" cosmetics and health and beauty aid products and designer and all other fragrances.

          Net sales, cost of sales and other related segment information for the three months ended March 31, 2001 and 2000 follows:


                                                        2001                     2000
                                                   ---------------         ---------------
Net sales:
    Opportunity                                      $ 2,509,160               $ 1,918,468
    Cosmetics                                          2,504,637                 3,087,926
                                                     -----------               -----------
       Total net sales                                 5,013,797                 5,006,394
                                                     -----------               -----------
Cost of sales:
    Opportunity                                        1,558,731                 1,631,696
    Cosmetics                                          1,896,102                 2,489,359
                                                     -----------               -----------
       Total cost of sales                             3,454,833                 4,121,055
Selling, general and administrative expenses           1,243,691                 1,028,474
                                                     -----------               -----------
       Total operating expenses                        4,698,524                 5,149,529
                                                     -----------               -----------
Operating income (loss)                                  315,273                  (143,135)
Interest expense, net                                    121,779                    92,937
                                                     -----------               -----------
Income (loss) before provision (credit)
    for income taxes                                 $   193,494               $  (236,072)
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

Consolidated Results of Operations: Three months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000:

The Company has two principal business segments (see Note 5 to the Company's Condensed Consolidated Financial Statements - Unaudited): Opportunity and Cosmetics.



                                                        MARCH 31,         MARCH 31,
                                                          2001              2000                $ CHANGE
                                                       --------------------------------------------------------
Net sales:
Opportunity                                            $ 2,509,160          $ 1,918,468          $  590,692 (A)
Cosmetics                                              $ 2,504,637          $ 3,087,926          $ (583,289)(B)
                                                       ---------------------------------------------------------
Total net sales                                        $ 5,013,797          $ 5,006,394          $    7,403
                                                       ---------------------------------------------------------
Cost of sales:
Opportunity                                            $ 1,558,731          $ 1,631,696           $ (72,965) (C)
Cosmetics                                              $ 1,896,102          $ 2,489,359           $(593,257) (D)
                                                       ---------------------------------------------------------
Total cost of sales                                    $ 3,454,833          $ 4,121,055           $(666,222)

Selling general and administrative expenses            $ 1,243,691          $ 1,028,474           $ 215,217 (E)
                                                       ---------------------------------------------------------
Total operating expenses                               $ 4,698,524          $ 5,149,529           $(451,005)
                                                       ---------------------------------------------------------
Operating income (loss)                                $   315,273          $  (143,135)          $ 458,408


Interest expense, net                                  $121,779          $  92,937        $ 28,842(F)
                                                       -------------------------------------------------
Income (loss) before income taxes                      $193,494          $(236,072)       $429,566
                                                       =================================================


(A) The "Opportunity" segment of our business is comprised of the acquisition, sale and distribution of name-brand and off-brand products which are purchased from either manufacturers, wholesalers, or retailers as a result of close-outs, overstocks and/or change-of-packaging of name-brand items. The net increase in this segment of our business, of approximately $600,000, primarily resulted from the introduction during the latter part of 2000 of a line of specially purchased merchandise, which approximated $900,000 in the current year.

(B) The "Cosmetic" segment of our business is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" and "tie-in" cosmetics and health and beauty aid products and designer and all other fragrances. This segment increased in certain components of the category as a result of increased sales in the electronic media portion of the business, as well as the successful continued introduction of new products and development of new customers. However, this increase did not offset the reduction in sales versus the same period last year for a fragrance line which was completely sold out during the year 2000, and in which the first quarter of 2000 had sales of approximately $1,000,000.

(C) Cost of sales for the "Opportunity" segment of our business decreased from approximately 85% in 2000 to 62% in 2001. This decrease resulted primarily from significantly higher margins on the sale of a line of specially purchased merchandise.

(D) Cost of sales for the "Cosmetic" segment of our business was approximately 81% of sales for the three months ended March 31, 2000 as compared to 76% for the three months ended March 31, 2001. The increase in margins for this segment resulted primarily from the increased sales in the electronic media portion of our business, which generally yields a higher gross profit margin.

(E) Selling general and administrative expenses consist principally of payroll, rent, commissions, insurance, professional fees, and travel and promotional expenses. The increases during the three months ended March 31, 2001 versus the three months ended March 31, 2000 are primarily the result of higher costs due to more sales being made through outside sales agencies, with resulting higher selling expenses.

(F) The increase in interest expense during the three month period ended March 31, 2001 versus the three month period ended March 31, 2000 results primarily from additional borrowings under the credit facility to fund the increased levels of inventory, to meet anticipated sales demands.

Liquidity and Capital Resources

At March 31, 2001 we had working capital of approximately $8,586,000 including cash and cash equivalents of approximately $107,000. Cash and cash equivalents decreased during the three months ended March 31, 2001 from approximately $214,000 to $107,000, resulting primarily from our financing activities, more fully discussed below.

During the three months ended March 31, 2001 we used approximately $675,000 from operations, along with approximately $607,000 in net additional financing, primarily to increase inventory by approximately $427,000, in order to meet anticipated sales demands and take advantage of an opportunity to make a significant purchase of specially priced merchandise, and, to fund the increase in accounts receivable of approximately $481,000.

During the three months ended March 31, 2001 we used approximately $40,000 for the acquisition of property and equipment.

As stated above, our cash and cash equivalent position of approximately $107,000 at March 31, 2001 result primarily from our various financing activities. In December, 1998 we entered into a credit facility ("Facility") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"), as more fully described in Notes 3 and 4 to the annual report which has been previously filed on Form 10-KSB. As amended, the credit facility provides for the following:

     1) A revolving line of credit with maximum borrowings of $4,350,000 against the Company's eligible accounts receivable and inventories through June 30, 2001. At March 31, 2001 we had $4,225,951 outstanding under the revolving line of credit, representing a net increase in our revolving line of credit of $821,446 from December 31, 2000.

     2) A $900,000 term loan originated in December 1998 payable in monthly installments of $10,714 plus interest through January 2006. This term loan had an outstanding balance of $613,268 as of March 31, 2001.

     3) A $500,000 term loan originated in October 1999 payable in monthly installments of $8,333 plus interest through November 2004. This term loan had an outstanding balance of $366,667 as of March 31, 2001.

     4) A $600,000 term loan originated in December 2000 payable in monthly installments of $50,000 plus interest through December 2001. This term loan had an outstanding balance of $450,000 as of March 31, 2001.

Each of the aforementioned loans with Merrill Lynch require interest to be paid monthly at 2.65% above the 30-day commercial paper rate (an effective rate of 7.65% at March 31, 2001).

In addition to the Merrill Lynch credit facility, on September 26, 1997 the Paterson Restoration Corporation provided us with a $100,000 term loan, which bears interest at 6% and provides for monthly installments in the amount of $1,461 through October 1, 2004. On December 28, 1999 the Paterson Restoration Corporation provided us with an additional $100,000 term loan, which bears interest at 6% and provides for monthly installments of $1,461 through January 1, 2007. As of March 31, 2001 $56,485 and $86,159 were outstanding under the 1997 loan and the 1999 loan, respectively.

As of June 15, 2001, the outstanding balance under the Revolving Line of Credit was $4,262,554 and under the term loans, including the Paterson Restoration Corporation was $1,394,170.

Pursuant to the terms of the term loans, we made principal payments of $211,234 during the three months ended March 31, 2001.

The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months assuming that the Company's Facility is extended or adequate alternative financing arrangements are obtained by the Company. In the event the Company's plans change, due to unanticipated expenses or difficulties or otherwise, or if the working capital and projected cash flow otherwise are insufficient to fund operations or if the Company's Facility is not extended on satisfactory terms, the Company could be required to seek financing sooner than currently anticipated. Except for the Facility, which expires on June 30, 2001, and the term loans under the Facility, the Company has no current arrangements with respect to, or sources of, financing. Accordingly, there can be no assurance that financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain adequate financing when needed could have a material adverse effect on the Company. In addition, any equity financing obtained by the Company could involve substantial dilution to the interests of the Company's stockholders. The Company believes that it will be able to extend the current Facility, although there can be no assurance of such.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

     10.1 Extension of Temporary Increase and Renewal for the WCMA Line of
          Credit

B. Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the three month period ended March 31, 2001.

On May 2, 2001 the registrant filed a current report on Form 8-K in which the Company reported, pursuant to item 5 thereof, that it had issued a press release announcing the potential delisting of the registrant's securities from Nasdaq.

On May 29, 2001 the registrant filed a current report on Form 8-K in which the Company reported, pursuant to item 5 thereof, that it had issued a press release announcing the potential delisting of the registrant's securities from Nasdaq.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SEL-LEB MARKETING, INC.


                                            /s/ Jan S. Mirsky
                                           -------------------------
                                           Jan S. Mirsky
                                           Executive Vice President-Finance
                                           As both duly authorized officer of
                                           the registrant and as principal
                                           financial officer of registrant.


                                            /s/ George Fischer
                                           -------------------------
                                           George Fischer
                                           Controller

June 18, 2001