Form 10QSB
period 2001-06-30
SEL-LEB MARKETING INC
filed 2001-08-14
CIK 934853

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended June 30, 2001

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,261,018 shares of common stock as of August 13, 2001

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY


                                                                                                     PAGE
Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at June 30, 2001 (Unaudited)
              and December 31, 2000                                                                  2

              Condensed Consolidated Statements of Income
              Six Months Ended June 30, 2001 and 2000 (Unaudited)                                    3

              Condensed Consolidated Statements of Income
              Three Months Ended June 30, 2001 and 2000 (Unaudited)                                  4

              Condensed Consolidated Statement of Changes in Stockholders' Equity
              Six Months Ended June 30, 2001 (Unaudited)                                             5

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2001 and 2000 (Unaudited)                                    6

              Notes to Condensed Consolidated Financial Statements                                  7-9

Item 2.       Management's Discussion and Analysis or Plan of Operation                            10-13


Part II - Other Information

Item 4.       Submission of Matters to a Vote of Security Holders                                   14

Item 5.       Other Information                                                                     14

Item 6.       Exhibits and Reports on Form 8-K                                                      14

              Signatures                                                                            15



                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                                June            December
                                                ASSETS                                        30, 2001          31, 2000
                                                ------                                     --------------    ---------------
                                                                                             (Unaudited)         (Note 1)
Current assets:
     Cash and cash equivalents                                                             $     8,133         $  213,920
     Accounts receivable, less allowance for doubtful
         accounts of $229,100 and $195,274                                                   5,414,684          4,951,151
     Inventories                                                                            11,048,344          9,798,856
     Deferred tax assets, net                                                                  332,490            296,875
     Prepaid expenses and other current assets                                                 834,600            618,676
                                                                                           -----------         ----------
              Total current assets                                                          17,638,251         15,879,478
Property and equipment, at cost, net of accumulated depre-
     ciation and amortization of $1,190,431 and $1,123,601                                     274,366            328,634
Goodwill, net of accumulated amortization of $181,366 and $164,136                             164,402            181,632
Other assets                                                                                   156,629            131,182
                                                                                           -----------         -----------
              Totals                                                                       $18,233,648        $16,520,926
                                                                                           ===========        ===========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable under line of credit                                                     $ 4,283,663        $ 3,404,505
     Current portion of long-term debt                                                         556,240            859,949
     Accounts payable                                                                        3,082,959          2,598,964
     Accrued expenses and other liabilities                                                  1,006,639            472,804
                                                                                           -----------         ----------
              Total current liabilities                                                      8,929,501          7,336,222
Long-term debt, net of current portion                                                         799,980            928,307
                                                                                           -----------         ----------
              Total liabilities                                                              9,729,481          8,264,529
                                                                                           -----------         ----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
         authorized; none issued                                                                -                 -
     Common stock, $.01 par value; 40,000,000 shares
         authorized; 2,261,018 shares issued and outstanding                                    22,611             22,611
     Additional paid-in capital                                                              6,496,359          6,496,359
     Retained earnings                                                                       2,024,197          1,779,427
     Less receivable in connection with equity transactions                                    (39,000)           (42,000)
                                                                                           -----------         ----------
              Total stockholders' equity                                                     8,504,167          8,256,397
                                                                                           -----------         ---------
              Totals                                                                       $18,233,648        $16,520,926
                                                                                           ===========        ===========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)



                                                            2001            2000
                                                        ------------    -------------
Net sales                                               $  9,562,246    $ 10,027,566
                                                        ------------    ------------
Operating expenses:
     Cost of sales                                         6,923,062       7,621,393
     Selling, general and administrative expenses          2,284,788       2,028,479
                                                        ------------    ------------
              Totals                                       9,207,850       9,649,872
                                                        ------------    ------------
Operating income                                             354,396         377,694
                                                        ------------    ------------
Other income (expense):
     Interest expense, net of interest income of $673
         and $22,199                                        (226,446)       (187,944)
     Income from litigation settlement                       280,000
                                                        ------------    ------------
              Totals                                          53,554        (187,944)
                                                        ------------    ------------
Income before income taxes                                   407,950         189,750
Provision for income taxes                                   163,180          75,900
                                                        ------------    ------------
Net income                                              $    244,770    $    113,850
                                                        ============    ============
Net earnings per share:
     Basic                                              $        .11    $        .05
                                                        ============    ============
     Diluted                                            $        .11    $        .05
                                                        ============    ============
Weighted average shares outstanding:
     Basic                                                 2,261,018       2,261,018
                                                        ============    ============
     Diluted                                               2,318,633       2,422,026
                                                        ============    ============


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)




                                                               2001            2000
                                                           -----------    -----------
Net sales                                                  $ 4,548,449    $ 4,995,872
                                                           -----------    -----------
Operating expenses:
     Cost of sales                                           3,468,229      3,500,338
     Selling, general and administrative expenses            1,041,097        974,705
                                                           -----------    -----------
              Totals                                         4,509,326      4,475,043
                                                           -----------    -----------
Operating income                                                39,123        520,829
                                                           -----------    -----------
Other income (expense):
     Interest expense, net of interest income of $18,699
         in 2000                                              (104,667)       (95,007)
     Income from litigation settlement                         280,000
                                                           -----------    -----------
              Totals                                           175,333        (95,007)
                                                           -----------    -----------
Income before income taxes                                     214,456        425,822
Provision for income taxes                                      85,680        170,890
                                                           -----------    -----------
Net income                                                 $   128,776    $   254,932
                                                           ===========    ===========
Net earnings per share:
     Basic                                                 $       .06    $       .11
                                                           ===========    ===========
     Diluted                                               $       .06    $       .11
                                                           ===========    ===========
Weighted average shares outstanding:
     Basic                                                   2,261,018      2,261,018
                                                           ===========    ===========
     Diluted                                                 2,302,977      2,393,478
                                                           ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY


       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)


                                                                                Receivable in
                                 Common Stock        Additional                  Connection        Total
                             ----------------------   Paid-in      Retained      with Equity    Stockholders'
                               Shares        Amount   Capital      Earnings      Transactions     Equity
                             ---------      -------  ----------    ----------  --------------   ------------
Balance, January 1, 2001     2,261,018      $22,611  $6,496,359    $1,779,427      $(42,000)    $8,256,397
Decrease in receivable in
    connection with equity
    transaction                                                                       3,000          3,000
Net income                                                            244,770                      244,770
                             ---------      -------  ----------    ----------       --------    ----------
Balance, June 30, 2001       2,261,018      $22,611  $6,496,359    $2,024,197       $(39,000)   $8,504,167
                             =========      =======  ==========    ==========       ========    ==========




See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)



                                                                               2001                   2000
                                                                            ----------             ----------
Operating activities:
     Net income                                                           $   244,770            $   113,850
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization                                        116,735                144,383
         Provision for doubtful accounts                                       33,826                 34,719
         Deferred income taxes                                                (35,615)                 6,435
         Changes in operating assets and liabilities:
              Accounts receivable                                            (497,359)               840,836
              Inventories                                                  (1,249,488)            (2,039,993)
              Prepaid expenses and other current assets                      (215,924)              (207,541)
              Other assets                                                    (25,447)                10,138
              Accounts payable, accrued expenses and other
                  liabilities                                               1,017,830                616,283
                                                                          -----------            -----------
                      Net cash used in operating activities                  (610,672)              (480,890)
                                                                          -----------            -----------
Investing activities - purchases of property and equipment                    (45,237)               (20,702)
                                                                          -----------            -----------
Financing activities:
     Proceeds from note payable under line of credit, net
         of repayments                                                        879,158                576,258
     Repayments of long-term debt                                            (432,036)              (133,402)
     Decrease in receivable in connection with equity transactions              3,000                  3,000
                                                                          -----------            -----------
                      Net cash provided by financing activities               450,122                445,856
                                                                          -----------            -----------
Net decrease in cash and cash equivalents                                    (205,787)               (55,736)
Cash and cash equivalents, beginning of period                                213,920                158,032
                                                                          -----------            -----------
Cash and cash equivalents, end of period                                  $     8,133            $   102,296
                                                                          ===========            ===========


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Organization and basis of presentation:
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of June 30, 2001, their results of operations for the six and three months ended June 30, 2001 and 2000, their changes in stockholders' equity for the six months ended June 30, 2001 and their cash flows for the six months ended June 30, 2001 and 2000. Sel-Leb and Ales are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 2000 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

     The consolidated results of operations for the six and three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.


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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 2 - Earnings (loss) per share (concluded):

     In computing diluted earnings per share for the six and three months ended June 30, 2001 and 2000, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:



                                                   Six Months Ended                 Three Months Ended
                                                       June 30,                           June 30,
                                             -----------------------------       -------------------------
                                                2001              2000               2001           2000
                                             ----------       ------------       ------------    ---------
   Basic weighted average shares
      outstanding                            2,261,018           2,261,018         2,261,018     2,261,018
   Shares arising from assumed
      exercise of:
      Stock options                             57,615             119,315            41,959       104,367
      Warrants                                                      41,693                          28,093
                                             ---------           ---------         ---------     ----------
   Diluted weighted average shares
      outstanding                            2,318,633           2,422,026         2,302,977     2,393,478
                                             =========           =========         =========     =========


Note 3 - Note payable under revolving line of credit:
     As further explained in Note 3 in the 10-KSB, during December 1998, the Company entered into a loan agreement pursuant to which Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") is providing the Company with a credit facility (the "Facility"). Based on the latest amendments to the loan agreement as of June 30, 2001, the Facility consists of a revolving line of credit for borrowings against the Company's eligible accounts receivable and inventories through October 31, 2001, and three term loans (see Note 4 in the 10-KSB). As of June 30, 2001, the maximum amount the Company could borrow under the line of credit was $4,300,000. Maximum borrowings will decrease by $50,000 at the end of each month from July 31, 2001 through September 30, 2001. Borrowings under the revolving line of credit, which totaled $4,283,663 at June 30, 2001, bear interest, which is payable monthly, at 2.65% above the 30-day commercial paper rate (an effective rate of 6.38% as of June 30, 2001). Outstanding borrowings under the Facility are secured by substantially all of the Company's assets.


Note 4 - Stock options and warrants:
     Descriptions of the Company's stock option plans and other information related to stock options and warrants are included in Note 5 in the 10-KSB. No options or warrants were granted, exercised or cancelled during the six and three months ended June 30, 2001.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Litigation settlement:
     On May 30, 2001, the Company entered into an agreement to settle a legal action it had brought against one of its licensors for an alleged breach of contract. The accompanying condensed consolidated statements of income for the six and three months ended June 30, 2001 include the Company's income from the litigation settlement which totaled $280,000.

Note 6 - Segment information:
     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales and gross margins in the same format reviewed by the Company's management (the "management approach"). The
     Company has two reportable segments: "Opportunity" and "Cosmetics". The Opportunity segment is comprised of the operations connected with the acquisition, sale and distribution of name-brand and off-brand products which are purchased from manufacturers, wholesalers or retailers as a result of close-outs, overstocks and/or changes in the packaging of brand name items. The Cosmetics segment is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" and "tie-in" cosmetics and health and beauty aid products and designer and all other fragrances.

     Net sales, cost of sales and other related segment information for the six and three months ended June 30, 2001 and 2000 follows:


                                                         Six Months                     Three Months
                                                        Ended June 30,                   Ended June 30,
                                                  -------------------------       ------------------------
                                                      2001          2000              2001        2000
                                                  ----------    -----------        ----------  -----------
   Net sales:
      Opportunity                                 $4,196,761   $ 4,517,243        $1,687,601   $2,598,775
      Cosmetics                                    5,365,485     5,510,323         2,860,848    2,397,097
                                                 -----------    ----------        ----------    ---------
          Total net sales                          9,562,246    10,027,566         4,548,449    4,995,872
                                                 -----------    ----------        ----------    ---------
  Cost of sales:
      Opportunity                                  2,635,784     3,153,171         1,077,053    1,521,475
      Cosmetics                                    4,287,278     4,468,222         2,391,176    1,978,863
                                                 -----------    ----------        ----------    ---------
          Total cost of sales                      6,923,062     7,621,393         3,468,229    3,500,338
  Selling, general and administrative
      expenses                                     2,284,788     2,028,479         1,041,097      974,705
                                                 -----------    ----------        ----------    ---------
          Total operating expenses                 9,207,850     9,649,872         4,509,326    4,475,043
                                                 -----------    ----------        ----------    ---------
  Operating income                                   354,396       377,694            39,123      520,829

  Other income (expense):
      Interest expense, net                         (226,446)     (187,944)         (104,667)     (95,007)

     Income from litigation settlement               280,000                         280,000
                                                 -----------    ----------        ----------    ---------
  Income before income taxes                      $  407,950    $  189,750        $  214,456    $ 425,822
                                                 ===========    ===========       ===========   =========


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

Consolidated Results of Operations: Six months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000:

The Company has two principal business segments (see Note 6 to the Company's Condensed Consolidated Financial Statements - Unaudited): Opportunity and Cosmetics.

                                                                June 30,         June 30,
                                                                  2001             2000       $ Change
                                                               -----------      ----------    ----------
Net sales:
Opportunity                                                    $4,196,761       $ 4,517,243   $ (320,482)(A)
Cosmetics                                                      $5,365,485       $ 5,510,323   $ (144,838)(B)
                                                               --------------------------------------------
             Total net sales                                   $9,562,246       $10,027,566   $ (465,320)
                                                               --------------------------------------------
Cost of sales:
Opportunity                                                    $2,635,784       $ 3,153,171   $ (517,387)(C)
Cosmetics                                                      $4,287,278       $ 4,468,222   $ (180,944)(D)
                                                               --------------------------------------------
             Total cost of sales                               $6,923,062       $ 7,621,393   $ (698,331)
Selling general and administrative expenses                    $2,284,788       $ 2,028,479   $  256,309 (E)
                                                               --------------------------------------------
            Total operating expenses                           $9,207,850       $ 9,649,872   $ (442,022)
                                                               --------------------------------------------
Operating income                                               $  354,396       $   377,694   $  (23,298)
Other income                                                   $  280,000       $         0   $  280,000 (F)
            Interest expense, net                              $ (226,446)      $  (187,944)  $  (38,502)(G)
                                                               --------------------------------------------
Income before income taxes                                     $  407,950       $   189,750   $  218,200
                                                               ============================================



(A) The "Opportunity" segment of our business is comprised of the acquisition, sale and distribution of name-brand and off-brand products which are purchased from either manufacturers, wholesalers, or retailers as a result of close-outs, overstocks and/or change-of-packaging of name-brand items. The net decrease in this segment of our business, of approximately $320,000, primarily resulted from a conscious decision to restrict sales, because of the Company's perception that there were severe credit issues with certain of our customers. This was partially offset by the introduction during the second quarter of 2000 of a line of specially purchased merchandise, which increased this segment's overall sales during the first quarter of 2001.

(B) The "Cosmetic" segment of our business is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" and "tie-in" cosmetics and health and beauty aid products and designer and all other fragrances. This segment increased in certain components of the category as a result of increased sales in the electronic media portion of the business, as well as the successful continued introduction of new products and development of new customers. However, this increase did not offset the reduction in sales versus the same period last year for a specialty fragrance line which was completely sold out during the year 2000, which, in the first six months of 2000, had sales of approximately $1,200,000.

(C) Cost of sales for the "Opportunity" segment of our business decreased from approximately 70% in 2000 to 63% in 2001. This decrease resulted primarily from significantly higher margins on the sale of a line of specially purchased merchandise, which was introduced during the second quarter of 2000.

(D) Cost of sales for the "Cosmetic" segment of our business was approximately 81% of sales for the six months ended June 30, 2000 as compared to 80% for the six months ended June 30, 2001. The increase in margins for this segment resulted primarily from the increased sales in the electronic media portion of our business, which generally yields a higher gross profit margin.

(E) Selling general and administrative expenses consist principally of payroll, rent, commissions, royalties, insurance, professional fees, and travel and promotional expenses. The increase during the six months ended June 30, 2001 versus the six months ended June 30, 2000 is primarily the result of higher costs due to more sales being made through outside sales agencies and the electronic media, which has higher selling expenses associated with it.

(F) Other income represents proceeds from the settlement of a legal action brought against one of the Company's licensors for an alleged breach of contract.

(G) The increase in interest expense during the six month period ended June 30, 2001 versus the six month period ended June 30, 2000 results primarily from additional borrowings under the credit facility to fund the increased levels of inventory, to meet anticipated sales demands.

Consolidated Results of Operations: Three months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000:

The Company has two principal business segments (see Note 6 to the Company's Condensed Consolidated Financial Statements - Unaudited): Opportunity and Cosmetics.

                                                June 30,   June 30,
                                                 2001        2000        $ Change
                                              ----------  -----------   -----------
Net sales:
Opportunity                                   $1,687,601   $2,598,775   $ (911,174)   (A)
Cosmetics                                     $2,860,848   $2,397,097   $  463,751    (B)
                                              -------------------------------------------
            Total net sales                   $4,548,449   $4,995,872   $ (447,423)
                                              -------------------------------------------
Cost of sales:
Opportunity                                   $1,077,053   $1,521,475   $ (444,422)   (C)
Cosmetics                                     $2,391,176   $1,978,863   $  412,313    (D)
                                              -------------------------------------------
            Total cost of sales               $3,468,229   $3,500,338   $  (32,109)
Selling general and administrative expenses   $1,041,097   $  974,705   $   66,392    (E)
                                              -------------------------------------------
            Total operating expenses          $4,509,326   $4,475,043   $   34,283
                                              -------------------------------------------
Operating income                              $   39,123   $  520,829   $ (481,706)
Other income                                  $  280,000   $        0   $  280,000    (F)
            Interest expense, net             $ (104,667)  $  (95,007)  $   (9,660)   (G)
                                              -------------------------------------------
Income before income taxes                    $  214,456   $  425,822   $ (211,366)
                                              ===========================================


(A) The "Opportunity" segment of our business is comprised of the acquisition, sale and distribution of name-brand and off-brand products which are purchased from either manufacturers, wholesalers, or retailers as a result of close-outs, overstocks and/or change-of-packaging of name-brand items. The net decrease in this segment of our business, of approximately $911,000 resulted primarily from a conscious decision to restrict sales, because of the Company's perception that there were severe credit issues with certain of our accounts, coupled with lower sales of the new line of specially purchased merchandise versus the same period in 2000.

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

(C) Cost of sales for the "Opportunity" segment of our business increased from approximately 59% in 2000 to 64% in 2001. This increase resulted primarily from lower sales on the sale of a line of specially purchased merchandise, which yield significantly higher margins, versus the same period in 2000.

(D) Cost of sales for the "Cosmetic" segment of our business was approximately 82% of sales for the three months ended June 30, 2000 as compared to 84% for the three months ended June 30, 2001. The decrease in margins for this segment resulted primarily from the Company's decision to provide sales at lower than usual margins to customers with whom the Company is hopeful of doing significant business in the future. This decrease was partially offset by increased sales in the electronic media portion of our business, which generally yields a higher gross profit margin.

(E) Selling general and administrative expenses consist principally of payroll, rent, commissions, insurance, royalties, professional fees, and travel and promotional expenses. The increase during the three months ended June 30, 2001 versus the three months ended June 30, 2000 are primarily the result of higher costs due to more sales being made through outside sales agencies and the electronic media, which has higher selling expenses associated with it.

(F) Other income represents proceeds from the settlement of a legal action brought against one of the Company's licensors for an alleged breach of contract.

(G) The increase in interest expense during the three month period ended June 30, 2001 versus the three month period ended June 30, 2000 results primarily from additional borrowings under the credit facility to fund the increased levels of inventory, to meet anticipated sales demands.

Liquidity and Capital Resources

At June 30, 2001 we had working capital of approximately $8,709,000 including cash and cash equivalents of approximately $8,000. Cash and cash equivalents decreased during the three months ended June 30, 2001 from approximately $214,000 to $8,000, resulting primarily from our financing activities, more fully discussed below.

During the six months ended June 30, 2001 we used approximately $611,000 in our operations, primarily to increase inventory by approximately $1,249,000, in order to meet anticipated sales demands, and, to fund the increase in accounts receivable of approximately $497,000. These increases were partially offset by operating profits of approximately $245,000 and an increase in accounts payable, accrued expenses and other liabilities of approximately $1,018,000.

During the six months ended June 30, 2001 we used approximately $45,000 for the acquisition of property and equipment, and received approximately $450,000 from our financing activities.

Our cash and cash equivalent position of approximately $8,000 at June 30, 2001 result primarily from our various financing activities. In December, 1998 we entered into a credit facility ("Facility") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"), as more fully described in Notes 3 and 4 to the annual report which has been previously filed on Form 10-KSB, and in Note 3 of the Condensed Consolidated Financial Statements at June 30, 2001. As amended, the credit facility provides for the following:

     1) A revolving line of credit with maximum borrowings of $4,300,000 against the Company's eligible accounts receivable and inventories through October 31, 2001. Maximum borrowings will decrease by $50,000 at the end of each month from July 31, 2001, through September 30, 2001. At June 30, 2001 we had $4,283,663 outstanding under the revolving line of credit, representing a net increase in our revolving line of credit of $879,158 from December 31, 2000.

     2) A $900,000 term loan originated in December 1998 payable in monthly installments of $10,714 plus interest through January 2006. This term loan had an outstanding balance of $581,126 as of June 30, 2001.

     3) A $500,000 term loan originated in October 1999 payable in monthly installments of $8,333 plus interest through November 2004. This term loan had an outstanding balance of $341,668 as of June 30, 2001.

     4) A $600,000 term loan originated in December 2000 payable in monthly installments of $50,000 plus interest through December 2001. This term loan had an outstanding balance of $300,000 as of June 30, 2001.

Each of the aforementioned loans with Merrill Lynch require interest to be paid monthly at 2.65% above the 30-day commercial paper rate (an effective rate of 6.38 % at June 30, 2001).

In addition to the Merrill Lynch credit facility, on September 26, 1997 the Paterson Restoration Corporation provided us with a $100,000 term loan, which bears interest at 6% and provides for monthly installments in the amount of $1,461 through October 1, 2004. On December 28, 1999 the Paterson Restoration Corporation provided us with an additional $100,000 term loan, which bears interest at 6% and provides for monthly installments of $1,461 through January 1, 2007. As of June 30, 2001 $52,932 and $83,050 were outstanding under the 1997 loan and the 1999 loan, respectively.

Pursuant to the terms of the term loans, we made principal payments of $432,036 during the six months ended June 30, 2001.

As of August 13, 2001, the outstanding balance under the Revolving Line of Credit was $4,098,486 and under the term loans, including the Paterson Restoration Corporation was $1,284,930.

The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months assuming that the Company's Facility is extended or adequate alternative financing arrangements are obtained by the Company. In the event the Company's plans change, due to unanticipated expenses or difficulties or otherwise, or if the working capital and projected cash flow otherwise are insufficient to fund operations or if the Company's Facility is not extended on satisfactory terms, the Company could be required to seek financing sooner than currently anticipated. Except for the Facility, which expires on October 31, 2001, and the term loans under the Facility, the Company has no current arrangements with respect to, or sources of, financing. Accordingly, there can be no assurance that financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain adequate financing when needed could have a material adverse effect on the Company. In addition, any equity financing obtained by the Company could involve substantial dilution to the interests of the Company's stockholders. The Company believes that it will be able to extend the current Facility, although there can be no assurance of such.

PART II OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders



The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on July 25, 2001. At the Annual Meeting, the shareholders of the Company voted upon the election of directors (Proposal No. 1), with seven nominees being elected. The votes cast with respect to the election of directors are set forth below. No other directors' term of office continued after the Annual Meeting.



In addition, at the Annual Meting, the shareholders of the Company authorized a proposal to amend the Company's Certificate of Incorporation to effect a reverse stock split of the Company's common stock of not greater than 1 for 8 (Proposal No. 2).



The votes were cast as follows:



PROPOSAL NO. 1



                           NUMBER OF VOTES    NUMBER OF VOTES
NAME                             FOR              WITHHELD
-----                      ---------------    ---------------
Harold Markowitz              2,159,024           39,023
Paul Sharp                    2,159,024           39,023
Jorge Lazaro                  2,159,024           39,023
Jack Koegel                   2,153,373           44,674
Stanley R. Goodman            2,153,473           44,574
Edward C. Ross                2,153,473           44,574
L. Douglas Bailey             2,153,373           44,674


PROPOSAL NO. 2

                           NUMBER OF VOTES    NUMBER OF VOTES
                                 FOR              AGAINST        ABSTENTIONS
                           ---------------    ---------------    -----------
                              2,141,751           54,746            1,550


ITEM 5. OTHER INFORMATION

On July 22, 2001, Jan S. Mirsky, Executive Vice President - Finance and a Director of the Company, passed away. The Company is currently seeking to fill the vacancy in the position of principal financial officer.

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



                              SEL-LEB MARKETING, INC.

                              /s/ Jack Koegel
                              _____________________________________
                              Jack Koegel
                              Vice Chairman and Chief Operating Officer
                              As duly authorized officer of the registrant

                              /s/ George Fischer
                              _____________________________________
                              George Fischer
                              Controller
                              As chief accounting officer of the registrant


August 14, 2001