Form 10QSB
period 2001-09-30
SEL-LEB MARKETING INC
filed 2001-11-13
CIK 934853

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to ____________

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

                                Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,261,018 shares of common stock as of November 13, 2001

Transitional Small Business Disclosure Format (check one):

                                Yes [ ]   No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY



                                                                                   PAGE
                                                                                   ----
Part I - Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2001
           (Unaudited) and December 31, 2000                                         2

           Condensed Consolidated Statements of Income
           Nine Months Ended September 30, 2001 and 2000 (Unaudited)                 3

           Condensed Consolidated Statements of Income
           Three Months Ended September 30, 2001 and 2000 (Unaudited)                4

           Condensed Consolidated Statement of Changes in Stockholders' Equity
           Nine Months Ended September 30, 2001 (Unaudited)                          5

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2001 and 2000 (Unaudited)                 6

           Notes to Condensed Consolidated Financial Statements                     7-9

Item 2.    Management's Discussion and Analysis or Plan of Operation               10-13


Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K                                         14

           Signatures                                                               15

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                                                       September      December
                                       ASSETS                          30, 2001       31, 2000
                                       ------                        ------------   ------------
                                                                     (Unaudited)      (Note 1)
Current assets:
     Cash and cash equivalents                                       $     72,887   $    213,920
     Accounts receivable, less allowance for doubtful
         accounts of $289,285 and $195,274                              7,328,921      4,951,151
     Inventories                                                        9,986,501      9,798,856
     Deferred tax assets, net                                             351,990        296,875
     Prepaid expenses and other current assets                            706,255        618,676
                                                                     ------------   ------------
              Total current assets                                     18,446,554     15,879,478
Property and equipment, at cost, net of accumulated depre-
     ciation and amortization of $1,107,440 and $1,123,601                194,172        328,634
Other assets                                                              310,625        312,814
                                                                     ------------   ------------

              Totals                                                 $ 18,951,351   $ 16,520,926
                                                                     ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable under line of credit                               $  3,958,836   $  3,404,505
     Current portion of long-term debt                                    406,657        859,949
     Accounts payable                                                   3,002,471      2,598,964
     Accrued expenses and other liabilities                             1,921,026        472,804
                                                                     ------------   ------------
              Total current liabilities                                 9,288,990      7,336,222
Long-term debt, net of current portion                                    735,658        928,307
                                                                     ------------   ------------
              Total liabilities                                        10,024,648      8,264,529
                                                                     ------------   ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
         authorized; none issued                                           --             --
     Common stock, $.01 par value; 40,000,000 shares
         authorized; 2,261,018 shares issued and outstanding               22,611         22,611
     Additional paid-in capital                                         6,496,359      6,496,359
     Retained earnings                                                  2,446,733      1,779,427
     Less receivable in connection with equity transactions               (39,000)       (42,000)
                                                                     ------------   ------------
              Total stockholders' equity                                8,926,703      8,256,397
                                                                     ------------   ------------

              Totals                                                 $ 18,951,351   $ 16,520,926
                                                                     ============   ============


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)



                                                                     2001           2000
                                                                 ------------   ------------

Net sales                                                        $ 15,584,778   $ 16,328,035
                                                                 ------------   ------------

Operating expenses:
     Cost of sales                                                 10,931,892     11,834,212
     Selling, general and administrative expenses                   3,506,409      3,342,086
                                                                 ------------   ------------
         Totals                                                    14,438,301     15,176,298
                                                                 ------------   ------------

Operating income                                                    1,146,477      1,151,737
                                                                 ------------   ------------

Other income (expense):
     Interest expense, net of interest income of $2,016 in 2000      (311,829)      (313,694)
     Income from litigation settlement                                280,000
     Gain on sales of property and equipment                           18,950
                                                                 ------------   ------------
         Totals                                                       (12,879)      (313,694)
                                                                 ------------   ------------

Income before provision for income taxes                            1,133,598        838,043

Provision for income taxes                                            466,292        318,450
                                                                 ------------   ------------

Net income                                                       $    667,306   $    519,593
                                                                 ============   ============

Net earnings per share:
     Basic                                                               $.30           $.23
                                                                         ====           ====

     Diluted                                                             $.29           $.21
                                                                         ====           ====

Weighted average shares outstanding:
     Basic                                                          2,261,018      2,261,018
                                                                 ============   ============

     Diluted                                                        2,319,828      2,422,803
                                                                 ============   ============






See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                        2001           2000
                                                                    -----------     -----------
Net sales                                                           $ 6,022,532     $ 6,300,469
                                                                    -----------     -----------

Operating expenses:
     Cost of sales                                                    4,008,830       4,212,819
     Selling, general and administrative expenses                     1,221,621       1,313,607
                                                                    -----------     -----------
         Totals                                                       5,230,451       5,526,426
                                                                    -----------     -----------

Operating income                                                        792,081         774,043
                                                                    -----------     -----------

Other income (expense):
     Interest expense, net of interest income of $1,343 in 2000         (85,383)       (125,750)
     Gain on sales of property and equipment                             18,950
                                                                    -----------     -----------
         Totals                                                         (66,433)       (125,750)
                                                                    -----------     -----------

Income before provision for income taxes                                725,648         648,293

Provision for income taxes                                              303,112         242,550
                                                                    -----------     -----------

Net income                                                          $   422,536     $   405,743
                                                                    ===========     ===========

Net earnings per share:
     Basic                                                                 $.19            $.18
                                                                           ====            ====

     Diluted                                                               $.18            $.17
                                                                           ====            ====

Weighted average shares outstanding:
     Basic                                                            2,261,018       2,261,018
                                                                    ===========     ===========

     Diluted                                                          2,322,071       2,376,035
                                                                    ===========     ===========






See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)



                                                                                 Receivable in
                                    Common Stock        Additional                 Connection      Total
                               ---------------------     Paid-in       Retained   With Equity   Stockholders'
                                 Shares      Amount      Capital       Earnings   Transactions     Equity
                               ---------    --------    ----------    ----------  ------------   ----------

Balance, January 1, 2001       2,261,018    $ 22,611    $6,496,359    $1,779,427    $(42,000)    $8,256,397

Decrease in receivable in
    connection with equity
    transaction                                                                        3,000          3,000

Net income                                                               667,306                    667,306
                               ---------    --------    ----------    ----------    --------     ----------

Balance, September 30, 2001    2,261,018    $ 22,611    $6,496,359    $2,446,733    $(39,000)    $8,926,703
                               =========    ========    ==========    ==========    ========     ==========







See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                               2001             2000
                                                                            -----------     -----------
Operating activities:
     Net income                                                             $   667,306     $   519,593
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization                                          173,978         213,128
         Provision for doubtful accounts                                        133,425          85,915
         Gain on sales of property and equipment                                (18,950)
         Deferred income taxes                                                  (55,115)        (45,385)
         Changes in operating assets and liabilities:
              Accounts receivable                                            (2,511,195)     (1,504,245)
              Inventories                                                      (187,645)     (2,003,580)
              Prepaid expenses and other current assets                         (87,579)        (24,494)
              Other assets                                                      (23,656)         18,612
              Accounts payable, accrued expenses and other
                  liabilities                                                 1,851,729       1,469,486
                                                                            -----------     -----------
                     Net cash used in operating activities                      (57,702)     (1,270,970)
                                                                            -----------     -----------

Investing activities:
     Purchases of property and equipment                                        (45,767)        (40,289)
     Proceeds from sales of property and equipment                               51,046
                                                                            -----------     -----------
                     Net cash provided by (used in) investing activities          5,279         (40,289)
                                                                            -----------     -----------

Financing activities:
     Proceeds from note payable under line of credit, net
         of repayments                                                          554,331       1,412,097
     Repayments of long-term debt                                              (645,941)       (196,614)
     Decrease in receivable in connection with equity transactions                3,000           3,000
                                                                            -----------     -----------
                     Net cash provided by (used in) financing activities        (88,610)      1,218,483
                                                                            -----------     -----------

Net decrease in cash and cash equivalents                                      (141,033)        (92,776)

Cash and cash equivalents, beginning of period                                  213,920         158,032
                                                                            -----------     -----------

Cash and cash equivalents, end of period                                    $    72,887     $    65,256
                                                                            ===========     ===========





See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and basis of presentation:
            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of
            September 30, 2001, their results of operations for the nine and three months ended September 30, 2001 and 2000, their changes in stockholders' equity for the nine months ended September 30, 2001 and their cash flows for the nine months ended September 30, 2001 and 2000. Sel-Leb and Ales are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 2000 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

            The consolidated results of operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Earnings (loss) per share (concluded):
            In computing diluted earnings per share for the nine and three months ended September 30, 2001 and 2000, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:

                                                           Nine Months Ended          Three Months Ended
                                                               September 30,               September 30,
                                                       ----------------------------- -----------------------
                                                          2001            2000          2001         2000
                                                       ----------      ----------    ----------   ----------
            Basic weighted average shares
               outstanding                               2,261,018       2,261,018     2,261,018    2,261,018
            Shares arising from assumed
               exercise of:
               Stock options                                58,810         119,721        61,053       95,233
               Warrants                                                     42,064                     19,784
                                                        ----------      ----------    ----------   ----------

            Diluted weighted average shares
               outstanding                               2,319,828       2,422,803     2,322,071    2,376,035
                                                        ==========      ==========    ==========   ==========


Note 3 - Note payable under revolving line of credit:
            As further explained in Note 3 in the 10-KSB, during December 1998, the Company entered into a loan agreement pursuant to which Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") is providing the Company with a credit facility (the "Facility"). The Facility consists of a revolving line of credit for borrowings against the Company's eligible accounts receivable and inventories and three term loans (see Note 4 in the 10-KSB). As of September 30, 2001, the maximum amount the Company could borrow under the line of credit was $4,150,000 through October 31, 2001. Borrowings under the revolving line of credit, bear interest which is payable monthly, and totaled $3,958,836 at September 30, 2001. Based on amendments to the loan agreement, on October 31, 2001 the revolving line of credit was extended to October 31, 2002, with maximum borrowings reduced to $3,800,000, and interest, payable monthly, at 2.75% above the 30 day London Interbank Offering Rate. Outstanding borrowings under the Facility are secured by substantially all of the Company's assets.

Note 4 - Stock options and warrants:
            Descriptions of the Company's stock option plans and other information related to stock options and warrants are included in
            Note 5 in the 10-KSB. No options or warrants were granted, exercised or cancelled during the nine and three months ended September 30, 2001.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Litigation settlement:
            On May 30, 2001, the Company entered into an agreement to settle a legal action it had brought against one of its licensors for an alleged breach of contract. The accompanying condensed consolidated statements of income for the nine months ended September 30, 2001 include the Company's income from the litigation settlement which totaled $280,000.

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

            Net sales, cost of sales and other related segment information for the nine and three months ended September 30, 2001 and 2000 follows:


                                                           Nine Months Ended            Three Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   -------------------------
                                                          2001           2000          2001          2000
                                                      ------------   ------------   -----------   -----------
            Net sales:
                Opportunity                           $  6,894,847   $  7,194,067   $ 2,698,086   $ 2,676,824
                Cosmetics                                8,689,931      9,133,968     3,324,446     3,623,645
                                                      ------------   ------------   -----------   -----------
                       Total net sales                  15,584,778     16,328,035     6,022,532     6,300,469
                                                      ------------   ------------   -----------   -----------

            Cost of sales:
                Opportunity                              4,155,837      4,802,928     1,520,053     1,649,757
                Cosmetics                                6,776,055      7,031,284     2,488,777     2,563,062
                                                      ------------   ------------   -----------   -----------
                       Total cost of sales              10,931,892     11,834,212     4,008,830     4,212,819

            Selling, general and administrative
                expenses                                 3,506,409      3,342,086     1,221,621     1,313,607
                                                      ------------   ------------   -----------   -----------
                       Total operating expenses         14,438,301     15,176,298     5,230,451     5,526,426
                                                      ------------   ------------   -----------   -----------

            Operating income                             1,146,477      1,151,737       792,081       774,043
                                                      ------------   ------------   -----------   -----------

            Other income (expense):
                Interest expense, net                     (311,829)      (313,694)      (85,383)     (125,750)
                Income from litigation settlement          280,000
                Gain on sales of property and
                    equipment                               18,950                       18,950
                                                      ------------   ------------   -----------   -----------
                       Total other income (expense)        (12,879)      (313,694)      (66,433)     (125,750)
                                                      ------------   ------------   -----------   -----------

            Income before provision for income taxes  $  1,133,598   $    838,043   $   725,648   $   648,293
                                                      ============   ============   ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and related notes thereto. This Quarterly Report on Form 10-QSB contains certain forward-looking statements, including statements concerning the adequacy of the Company's sources of cash to finance its current and future operations. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to general trends in the retail industry (both general as well as electronic outlets), the ability of the Company to extend its financing arrangements (or obtain satisfactory alternative financing) on favorable terms, or at all beyond the term of the recently renewed operating line of credit, the ability of the Company to successfully implement its expansion plans, consumer acceptance of any products developed and sold by the Company, the ability of the Company to develop its "celebrity" product business, the ability of the Company to sell its specially purchased merchandise at favorable prices, on a timely basis or at all, and other factors set forth herein or in reports and other documents filed by the Company with the SEC. In addition, quarterly results in the Company's two business segments do not necessarily indicate trends in the Company's overall business operations, due to the timing of special purchases, special sales and large sales to any one particular customer.

The Company has two principal business segments (see Note 6 to the Company's Condensed Consolidated Financial Statements - Unaudited) - Opportunity and Cosmetics.

Consolidated Results of Operations - Nine months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000:


                                              September 30,  September 30,
                                                  2001           2000         $ Change
                                                  ----           ----         --------
Net sales:
    Opportunity                               $ 6,894,847    $ 7,194,067     $(299,220) (A)
    Cosmetics                                 $ 8,689,931    $ 9,133,968     $(444,037) (B)
                                              -----------    -----------     ---------

               Total net sales                $15,584,778    $16,328,035     $(743,257)
                                              -----------    -----------     ---------

Cost of sales:
    Opportunity                               $ 4,155,837    $ 4,802,928     $(647,091) (C)
    Cosmetics                                 $ 6,776,055    $ 7,031,284     $(255,229) (D)
                                              -----------    -----------     ---------

              Total cost of sales             $10,931,892    $11,834,212     $(902,320)

Selling, general and administrative expenses  $ 3,506,409    $ 3,342,086     $ 164,323  (E)
                                              -----------    -----------     ---------

              Total operating expenses        $14,438,301    $15,176,298     $(737,997)
                                              -----------    -----------     ---------

Operating income                              $ 1,146,477    $ 1,151,737     $  (5,260)
                                              -----------    -----------     ---------

Other income                                  $   280,000    $         0     $ 280,000  (F)
Interest expense, net                         $  (311,829)   $  (313,694)    $   1,865  (G)
Gain on Sale of property and equipment        $    18,950    $         0     $  18,950
                                              -----------    -----------     ---------


              Total Other income (expense)    $   (12,879)   $  (313,694)    $ 300,815
                                              -----------    -----------     ---------


Income before income taxes                    $ 1,133,598    $   838,043     $ 295,555
                                              ===========    ===========     =========


(A) The "Opportunity" segment of our business is comprised of the acquisition, sale and distribution of name-brand and off-brand products which are purchased from either manufacturers, wholesalers, or retailers as a result of close-outs, overstocks and/or change-of-packaging of name-brand items. The net decrease in sales in this segment of our business, was approximately $299,000, and resulted primarily from management's continuing, conscious decisions to restrict sales to companies that management feels may pose severe credit risks. This was partially offset by the introduction during the second quarter of 2000 of a line of specially purchased merchandise, which increased this segment's overall sales during the first quarter of 2001, and the introduction of another, newly developed line of products, introduced during the third quarter of 2001.

(B) The "Cosmetic" segment of our business is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" and "tie-in" cosmetics and health and beauty aid products and designer and all other fragrances. Sales of certain components of this segment increased as a result of increased sales in the electronic media portion of the business, as well as the successful continued introduction of new products and development of new customers. However, this increase did not offset the reduction in sales compared to the same period last year for a specialty fragrance line, which was completely sold out during the year 2000, which, in the first nine months of 2000, had sales of approximately $ 1,400,000

(C) Cost of sales for the "Opportunity" segment of our business decreased from approximately 67% of sales in 2000 to 60% of sales in 2001. This decrease resulted primarily from significantly higher margins on the sale of a line of specially purchased merchandise, which was introduced during the second quarter of 2000, further improved by the introduction during the third quarter of 2001 of a newly developed line of products which yield significantly higher margins.

(D) Cost of sales for the "Cosmetic" segment of our business was approximately 77% of sales for the nine months ended September 30, 2000 as compared to 78% for the nine months ended September 30, 2001. The decrease of approximately $255,000 resulted primarily from lower sales.

(E) Selling, general and administrative expenses consist principally of payroll, rent, commissions, royalties, insurance, professional fees, and travel and promotional expenses. The increase during the nine months ended September 30, 2001 versus the nine months ended September 30, 2000 is primarily the result of higher costs due to more sales being made through outside sales agencies and the electronic media, which have higher associated selling expenses.

(F) Other income represents proceeds from the settlement of a legal action brought against one of the Company's licensors for an alleged breach of contract.

(G) The decrease in interest expense during the nine month period ended September 30, 2001 versus the nine month period ended September 30, 2000 results primarily from lowered overall borrowings and reductions in the borrowing.

Consolidated Results of Operations -- Three months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000:

                                              September 30,     September 30,
                                                  2001              2000         $ Change
                                                  ----              ----         --------
Net sales:
    Opportunity                                $2,698,086        $2,676,824     $  21,262  (A)
    Cosmetics                                  $3,324,446        $3,623,645     $(299,199) (B)
                                               ----------        ----------     ---------

                 Total net sales               $6,022,532        $6,300,469     $(277,937)
                                               ----------        ----------     ---------

Cost of sales:
    Opportunity                                $1,520,053        $1,649,757     $(129,704) (C)
    Cosmetics                                  $2,488,777        $2,563,062     $ (74,285) (D)
                                               ----------        ----------     ---------

                 Total cost of sales           $4,008,830        $4,212,819     $(203,989)

                                                     September 30,     September 30,
                                                         2001              2000         $ Change
                                                         ----              ----         --------

Selling, general and administrative expenses          $1,221,621        $1,313,607     $ (91,986)(E)
                                                      ----------        ----------     ---------

                 Total operating expenses             $5,230,451        $5,526,426     $(295,975)
                                                      ----------        ----------     ---------

Operating income                                      $  792,081        $  774,043     $  18,038
                                                      ----------        ----------     ---------

Interest expense, net                                 $  (85,383)       $ (125,750)    $  40,367 (F)
Gain on Sale of property and equipment                $   18,950        $        0     $  18,950
                                                      ----------        ----------     ---------


                  Total other Income (Expense)        $  (66,433)       $ (125,750)    $  59,317
                                                      ----------        ----------     ---------

Income before income taxes                            $  725,648        $  648,293     $  77,355
                                                      ==========        ==========     =========

(A) The net increase in sales of the Opportunity segment of our business was approximately $21,000.

(B) The net sales of the Cosmetics segment decreased as a result of lower cosmetics sales, partially offset by increases in the electronic media segment.

(C) Cost of sales for the "Opportunity" segment of our business decreased from approximately 62% of sales in 2000 to 56% of sales in 2001. This decrease resulted primarily from significantly higher profit margins on continuing sales of specially purchased merchandise, and, sales of newly developed products introduced during the third quarter of 2001, which also yield high profit margins.

(D) Cost of sales for the "Cosmetic" segment of our business was approximately 71% of sales for the three months ended September 30, 2000 as compared to 75% for the three months ended September 30, 2001. The decrease in margins for this segment resulted primarily from the Company's decision to provide sales at lower margins to customers with whom the Company is hopeful of doing significant business in the future. This decrease was partially offset by increased sales in the electronic media portion of our business, which generally yields a higher gross profit margin.

(E) The decrease in selling, general and administrative expenses during the three months ended September 30, 2001 versus the three months ended September 30, 2000 is primarily the result of managements continuing efforts at monitoring and controlling these costs.

(F) The decrease in interest expense during the three month period ended September 30, 2001 versus the three month period ended September 30, 2000 results primarily from lower overall borrowings coupled with significant reductions in the borrowing rate.

Liquidity and Capital Resources

At September 30, 2001 we had working capital of approximately $9,158,000 including cash and cash equivalents of approximately $73,000. Cash and cash equivalents decreased during the nine months ended September 30, 2001 from approximately $214,000 to $73,000 as more fully discussed below.

During the nine months ended September 30, 2001 we used approximately $58,000 of cash in our operations, primarily to increase inventory by approximately $188,000, in order to meet anticipated sales demands. The increase in accounts receivable of approximately $2,511,000 was funded by operating profits of approximately $667,000 and increases in accounts payable, accrued expenses and other liabilities of approximately $1,851,000.

In  addition,   during  the  nine  months  ended  September  30,  2001  we  used approximately $89,000 in our financing activities, primarily in a net repayment of our debt.

Our cash and cash equivalent position of approximately $73,000 at September 30, 2001 result primarily from various financing activities. In December, 1998 we entered into a credit facility ("Facility") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"), as more fully described in Notes 3 and 4 to the annual report which has been previously filed on Form 10-KSB, and in Note 3 of the Condensed Consolidated Financial Statements at September 30, 2001. At September 30, 2001, the credit facility provided for the following:

     1) A revolving line of credit with maximum borrowings of $4,150,000 against the Company's eligible accounts receivable and inventories through October 31, 2001. At September 30, 2001 we had $3,958,836 outstanding under the revolving line of credit, representing a net increase in our borrowings under the revolving line of credit of $554,331 from December 31, 2000.

     2) A $900,000 term loan originated in December 1998 payable in monthly installments of $10,714 plus interest through January 2006. This term loan had an outstanding balance of $546,427 as of September 30, 2001.

     3) A $500,000 term loan originated in October 1999 payable in monthly installments of $8,333 plus interest through November 2004. This term loan had an outstanding balance of $316,669 as of September 30, 2001.

     4) A $600,000 term loan originated in December 2000 payable in monthly installments of $50,000 plus interest through December 2001. This term loan had an outstanding balance of $150,000 as of September 30, 2001.

Each of the aforementioned term loans with Merrill Lynch require interest to be paid monthly at 2.65% above the 30-day commercial paper rate (an effective rate of 5.32% at September 30, 2001).

Effective October 31, 2001, the Company obtained an extension of its revolving line of credit through October 31, 2002. The maximum borrowing under the renewed line of credit is $3,800,000, with interest to be paid monthly at the rate of 2.75% above the 30 day London Interbank Offering Rate.

In addition to the Merrill Lynch credit facility, on September 26, 1997 the Paterson Restoration Corporation provided us with a $100,000 term loan, which bears interest at 6% and provides for monthly installments in the amount of $1,461 through October 1, 2004. On December 28, 1999 the Paterson Restoration Corporation provided us with an additional $100,000 term loan, which bears interest at 6% and provides for monthly installments of $1,461 through January 1, 2007. As of September 30, 2001 $49,324 and $79,895 were outstanding under the 1997 loan and the 1999 loan, respectively.

Pursuant to the terms of the term loans, we made principal payments of $645,941 during the nine months ended September 30, 2001.

As of November 13, 2001, the outstanding balance under the revolving line of credit was $3,432,424 and under the term loans, including the Paterson Restoration Corporation was $999,657.

The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plans change, due to unanticipated expenses or difficulties or otherwise, or if the working capital and projected cash flow otherwise are insufficient to fund operations, the Company could be required to seek financing sooner than currently anticipated. Except for the renewed Facility, which expires on October 31, 2002, and the term loans under the Facility, the Company has no current arrangements with respect to, or sources of, financing. Accordingly, there can be no assurance that financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain adequate financing when needed could have a material adverse effect on the Company. In addition, any equity financing obtained by the Company could involve substantial dilution to the interests of the Company's stockholders.

PART II OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

10.1    Extension of WCMA Line of Credit


B.      Reports on Form 8-K
        No reports on Form 8-K were filed by the registrant during the three month period ended September 30, 2001.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SEL-LEB MARKETING, INC.

                           /s/ Jack Koegel
                           ---------------

                           Jack Koegel
                           Vice Chairman and Chief Operating Officer

                           /s/ George Fischer
                           ------------------

                           George Fischer
                           Chief Financial Officer
                           (As principal financial and accounting officer)



November 13, 2001

Exhibit 10.1 Extension of WCMA Line of Credit.

                                  Exhibit 10.1

                                                Private Client Group

                                                MERRILL LYNCH BUSINESS
                                                FINANCIAL SERVICES INC.
                                                222 North LaSalle Street
                                                17th Floor
                                                Chicago, Illinois 60601
                                                (312) 499-3057
[MERRILL LYNCH LOGO]                            FAX: (312) 499-3256

                                                October 25, 2001

Sel-Leb Marketing, Inc.
495 River Street
Paterson, NJ 07524

          RE: LOAN DOCUMENTS AMENDMENT AND EXTENSION

Ladies & Gentlemen:

This Letter Agreement will serve to confirm certain agreements of Merrill Lynch Business Financial Services Inc. ("MLBFS") and Sel-Leb Marketing, Inc. ("Customer") with respect to: (i) that certain WCMA AND TERM LOAN AND SECURITY AGREEMENT NO. 9811551601 between MLBFS and Customer (including any previous amendments and extensions thereof), and (ii) all other agreements between MLBFS and Customer or any party who has guaranteed or provided collateral for
Customer's obligations to MLBFS (a "Guarantor") in connection therewith (collectively, the "Loan Documents"). Capitalized terms used herein and not defined herein shall have the meaning set forth in the Loan Documents.

Subject to the terms hereof, effective as of the "Effective Date" (as defined below), the Loan Documents are hereby amended as follows:

(a) The "Maturity Date" of the WCMA Line of Credit is hereby extended to October 31, 2002.

(b) The term "Maximum WCMA Line of Credit" shall mean an amount equal to the lesser of: (A) 80% of Customer's domestic Accounts and Chattel Paper, as shown on its regular books and records (excluding Accounts over 90 days old, Chattel Paper with installments or other sums more than 90 days past due, and Accounts and Chattel Paper directly or indirectly due from any person or entity not domiciled in the continental United States, Alaska or Hawaii, or from any shareholder, officer or employee of Customer or any affiliated entity) plus 50% of Customer's Inventory, as shown on its regular books and records, up to a maximum of $2,750,000.00, and LESS the aggregate outstanding balance of Customer's Term Loan Nos. 9811551601, 9911550701, and 0012552001, or (B)
$3,800,000.00.

(c) The term "Interest Rate" shall mean a variable per annum rate of interest equal to the sum of 2.75% and the One-Month LIBOR. "One-Month LIBOR" shall mean, as of the date of any determination, the interest rate then most recently published in the "Money Rates" section of THE WALL STREET JOURNAL as the one-month London Interbank Offered Rate. The Interest Rate will change as of the date of publication in THE WALL STREET JOURNAL of a One-Month LIBOR that is different from that published on the preceding Business Day. In the event that THE WALL STREET JOURNAL shall, for any reason, fail or cease to publish the One-Month LIBOR, MLBFS will choose a reasonably comparable index or source to use as the basis for the Interest Rate.

                                  MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC.

Sel-Leb Marketing, Inc.
October 25, 2001
Page No. 2

(d) The "Line Fee" for the period ending October 31, 2002, shall be $38,000.00. Customer hereby authorizes and directs MLBFS to charge said amount to WCMA Account No. 885-07E38 on or at any time after the Effective Date

Except as expressly amended hereby, the Loan Documents shall continue in full force and effect upon all of their terms and conditions.

By its execution of this Letter Agreement, the below-named Guarantor hereby consents to the foregoing modifications to the Loan Documents, and hereby agrees that the "Obligations" under its Unconditional Guaranty and/or agreements providing collateral shall extend to and include the Obligations of Customer under the Loan Documents, as amended hereby.

Customer and said Guarantor acknowledge, warrant and agree, as a primary inducement to MLBFS to enter into this Agreement, that: (a) no Default or Event of Default has occurred and is continuing under the Loan Documents; (b) each of the warranties of Customer in the Loan Documents are true and correct as of the date hereof and shall be deemed remade as of the date hereof; (c) neither Customer nor said Guarantor have any claim against MLBFS or any of its affiliates arising out of or in connection with the Loan Documents or any other matter whatsoever; and (d) neither Customer nor said Guarantor have any defense to payment of any amounts owing, or any right of counterclaim for any reason under, the Loan Documents.

The obligations of MLBFS under this Letter Agreement are subject to its receipt (where applicable) and satisfaction with the following:

       (1) 09/30/01 Accounts Receivable Aging and Inventory Report; and

       (2) 10/31/01 Accounts Receivable Aging and Inventory Report, if Effective Date is after 11/15/01.

Provided that no Event of Default, or event which with the giving of notice, passage of time, or both, would constitute an Event of Default, shall then have occurred and be continuing under the terms of the Loan Documents, and each of the conditions specified above shall have been met to our satisfaction, the amendments and agreements in this Letter Agreement will become effective on the date (the "Effective Date") upon which: (a) Customer and the Guarantor shall have executed and returned the duplicate copy of this Letter Agreement enclosed herewith; and (b) an officer of MLBFS shall have reviewed and approved this Letter Agreement as being consistent in all respects with the original internal authorization hereof.

Notwithstanding the foregoing, if Customer and the Guarantor do not execute and return the duplicate copy of this Letter Agreement within 14 days from the date hereof, or if for any other reason (other than the sole fault of MLBFS) the Effective Date shall not occur within said 14-day period, then all of said amendments and agreements will, at the sole option of MLBFS, be void.

                                  MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC.

Sel-Leb Marketing, Inc.
October 25, 2001
Page No. 3

Very truly yours,

MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC.


By: /s/ Kimberly D. Lee
   -------------------------------------------
        Kimberly D. Lee
        Senior Relationship Manager

ACCEPTED:

SEL-LEB MARKETING, INC.

By: /s/ George Fischer
   -------------------------------------------
Printed Name: George Fischer
             ---------------------------------
Title:        Chief Financial Officer
      ----------------------------------------

APPROVED:

ALES SIGNATURE LTD.

By: /s/ J. Koegel
   -------------------------------------------
Printed Name: J. Koegel
             ---------------------------------
Title:        Vice-Chairman, COO
      ----------------------------------------