Form 10KSB
period 2001-12-31
SEL-LEB MARKETING INC
filed 2002-04-05
CIK 934853

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $21,451,140.

The aggregate market value of voting stock held by non-affiliates of the registrant on April 2, 2002 was approximately $2,554,372. On such date, the closing price of the issuer's common stock was $2.09 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the issuer that beneficially own more than 10% of the issuer's voting stock have been excluded, except such shares, if any, with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the issuer that such individuals are, in fact, affiliates of the registrant.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on April 2, 2002 was 2,261,018.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 30, 2002 are incorporated by reference in Part III. The Company's Proxy Statement will be filed within 120 days after December 31, 2001.

                             SEL-LEB MARKETING, INC.
                          Annual Report on Form 10-KSB
                   For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

                                                                            Page
PART I

Item 1.  Description of Business                                             1
Item 2.  Description of Property                                             7
Item 3.  Legal Proceedings                                                   7
Item 4.  Submission of Matters to a Vote of Security Holders                 7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters            7
Item 6.  Management's Discussion and Analysis or Plan of Operation           8
Item 7.  Financial Statements                                               14
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                  14
Item 10. Executive Compensation                                             14
Item 11. Security Ownership of Certain Beneficial Owners and Management     14
Item 12. Certain Relationships and Related Transactions                     15
Item 13. Exhibits and Reports on Form 8-K                                   15

                                     PART I

Item 1.  Description of Business

General

Sel-Leb Marketing, Inc. was incorporated under the laws of the State of New York in September 1993. The Company is primarily engaged in the distribution and marketing of consumer merchandise to retail sellers such as mass merchandisers, discount chain stores and food, drug and electronic retailers. The Company's business presently consists of the following activities: (i) marketing and selling the Company's own proprietary brands of budget-line health, beauty aid and cosmetic products, which are filled for the Company by contract fillers,
(ii) opportunistic purchasing and secondary sourcing (i.e., distributing merchandise on a wholesale basis outside of normal distribution channels to retail merchants) of a broad range of name-brand and off-brand products such as health and beauty aids, cosmetics, fragrances, kitchen items and other household items, and (iii) marketing and selling products to be promoted by celebrity spokespersons and sold to mass merchandise retailers. The Company's strategy is to capitalize on increased consumer demand for value and convenience resulting from the increased acceptance by consumers of mass merchandisers, electronic retailers and other mass marketing retail outlets, as well as on the popularity of consumer products endorsed by celebrity spokespersons.

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

SALE OF PROPRIETARY BRAND NAME PRODUCTS. The Company is currently engaged in the marketing and sale of its own proprietary brand name budget-line health, beauty aid and cosmetic products. The Company's beauty aid and cosmetic products include bath products, as well as budget-line lipsticks, lip pencils, nail polishes and eye pencils sold under the Linette(R), Loud Music(R), Ghoul Tools(R), Quick Thang(R), Loud Sticks(TM), Signature Solutions(R) and Signature Beauty Care(R) brand names. The Company's products are sold to department stores, retail chains and other mass merchandisers located throughout the United States, Canada, Puerto Rico and Europe. All of the Company's proprietary beauty aid and cosmetic products are manufactured and supplied by third parties. The Company purchases all materials for these products (including raw materials and packaging) through individually placed purchase orders to various suppliers. During the fiscal year ended December 31, 2001, no supplier accounted for 10% or more of such purchases. The Company has credit arrangements with suppliers that allow it to purchase merchandise on credit with payment generally due 30 days after purchase. To date, the Company has not experienced any shortages of or difficulties in obtaining the raw materials used in its products or the materials used for the packaging of its products. Furthermore, the Company believes that alternate sources of supply for such materials are readily available and that the loss of any one of its suppliers would not have a material adverse effect. The Company believes that it has good relationships with the suppliers of raw materials and packaging for its proprietary products.

Typically, materials purchased by the Company for its proprietary beauty aid and cosmetic products are delivered by the suppliers to the Company's warehouse facilities. The Company thereafter delivers such materials, on an as-needed basis, to its contract fillers, which are engaged by the Company to provide filling services and perform quality control with respect to the finished products. During the fiscal year ended December 31, 2001, no such contract filler accounted for 10% or more of the Company's filling services. Once completed, the products are delivered to the Company, which packs out the products and distributes the finished products to its customers. Although the Company believes that its contract fillers have the capacity to produce volumes of the Company's products sufficient to meet the Company's foreseeable needs, there can be no assurance of such. Furthermore, although the Company believes that it has a good relationship with its contract fillers and that the Company will continue to obtain its finished beauty aid and cosmetic products from such fillers in the foreseeable future, the Company does not have written contracts with any of these fillers and there can therefore be no assurance of such. In the event the Company were to experience difficulties with or the loss of services of its present fillers, the Company believes that it would be able to retain the services of other fillers; however, there can be no assurance that such services could be retained on a timely basis or on terms as favorable as those with its present fillers.

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

OPPORTUNISTIC PURCHASING AND SECONDARY SOURCING ACTIVITIES. The Company acts as a secondary sourcer of a broad range of name-brand and off-brand merchandise, including health and beauty aids, cosmetics, kitchen items and other household products. The Company acquires its merchandise either directly from consumer goods manufacturers or from wholesalers, retailers, financially distressed businesses, duty-free distributors and other secondary sources located in the United States and, to a very limited extent, in Europe, and sells the merchandise to retail chains and other mass merchandisers located throughout the United States, Canada and Puerto Rico. During the year ended December 31, 2001, the Company purchased merchandise from over 50 different suppliers and sold the merchandise to over 30 different retailers, including, among others, BJ's Wholesale Club, Ames Department Stores, Variety Wholesale and Roses Stores, Inc. which accounted for approximately 35.9%, 23.6%, 19.1% and 15.1%, respectively, of the Company's net opportunistic sales in 2001. The Company believes that its longstanding relationships with many of its suppliers and customers are important to the secondary sourcing activities of the

Company, and that its relationship with its suppliers and customers are good.

In connection with its distribution activities, the Company has the ability to reconfigure merchandise acquired by it or to provide other value-added services at the request of a retailing customer. For example, if the Company were to acquire merchandise which had been packaged by the manufacturer as a four-pack item (i.e., four items to the package), the Company could, if requested by the retailer, reconfigure the item as a ten-pack item prior to delivery of the merchandise to the customer. Likewise, at a customer's request, the Company has the ability to reconfigure several different items together to create a gift or bonus package. The Company believes that its ability to provide such value-added services allows it to service the ongoing needs of its customers and to enhance its sales and customer relations.

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

The Company purchases the name-brand and off-brand merchandise which it sells to retailers from over 50 suppliers, including consumer goods manufacturers, wholesalers, retailers, financially distressed businesses, duty-free distributors and other secondary sources. The Company is continually seeking to locate new sources of merchandise. Generally, the Company will be contacted by a manufacturer or other supplier when such supplier has excess merchandise that is available for resale through the secondary market; alternatively, the Company will also contact a supplier if it becomes aware that the supplier has merchandise which it desires to sell. Although certain suppliers may have provided a majority or all of a particular type of product or particular category of merchandise, no supplier accounted for more than 10% of the Company's total opportunistic merchandise purchases for the year ended December 31, 2001. During the year ended December 31, 2001, substantially all of the Company's secondary sourcing merchandise was purchased from domestic suppliers. The Company believes that the loss of any one of its suppliers would not have a material adverse effect on the Company and that alternative sources of merchandise are readily available in all existing product categories as well as additional product categories.

All merchandise is purchased by the Company from its suppliers through individually placed purchase orders. The Company does not have any contractual relationships, except as described elsewhere herein, with any of its suppliers and depends, instead, on its ongoing relationships and prior dealings with such suppliers to obtain merchandise at favorable prices when it becomes available to secondary suppliers. The Company believes that such ongoing relationships with its suppliers have resulted from its prior dealings with such suppliers, in many cases over a period of years, and its reliability and strength as a customer. Several of the Company's principals have been involved in the opportunistic purchasing business for more than 20 years and have developed many on-going contacts with suppliers.

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

The Company has also acted as a wholesale distributor of prestige, designer fragrances. Historically, manufacturers of such fragrances have sold their products primarily to leading department stores. As a result, mass merchandisers have traditionally only been able to obtain such items from secondary sources such as the Company. Typically, the Company has purchased these fragrances from other secondary sources such as export and import companies, duty-free distributors and department stores which were liquidating their excess inventory. Unlike other merchandise acquired by the Company at prices significantly below wholesale, the Company has purchased certain designer fragrances at above-wholesale prices (although still well below their normal retail price). The Company, in turn, has sold such items to other mass merchandisers. The Company believes that revenue from the sales of fragrances (or its consulting services, described below, relating to fragrance sales) will continue to constitute a portion of its sales, although there can be no assurance of such.

Within this segment, the Company has also sought to develop further its bath products lines and to become less dependent on sales of lipsticks, lip pencils, nail polishes eye pencils and cosmetics in general. In July, 2001, the Company entered into an arrangement with RJS Scientific, Inc. relating to the Company's sale of bath and home fragrance products manufactured by RJS. Under the agreement, all profits and losses are to be divided equally between the Company and RJS. The agreement with RJS is terminable upon sixty days notice by either party. The revenues generated by the Company's agreement with RJS accounted for approximately 7% of the Company's net sales in 2001. There can be no assurance that any products made by RJS and sold by the Company pursuant to this agreement will meet with consumer acceptance or provide ongoing significant revenues to the Company.

In August 2001, the Company entered into an agreement with Perfume Center of America, Inc. ("PCA"), a leading fragrance importer, pursuant to which the Company sold to PCA its fragrance rack program supply arrangement for a mass merchandise retailer, together with the Company's inventory of fragrances relating to that retailer's program. In consideration for the transfer of the program and rack assets, the Company received approximately $245,000 in 2001, with the balance payable to the Company in two installments of $100,000 each due by December of 2002 and 2003. The Company received approximately $248,000 for the inventory. In connection with the sale, the Company agreed to serve as consultant to PCA concerning PCA's relationship with the retailer, for which PCA is to pay to the Company a specified percentage of net sales.

MARKETING AND SALE OF "CELEBRITY-ENDORSED" PRODUCTS. The Company believes that the increasing popularity of consumer products endorsed by celebrities may provide significant future opportunities for the Company. Accordingly, the Company is seeking to develop products for promotion by celebrity spokespersons which products would be sold by the Company to mass merchandising and electronic retailers. In this connection, the Company will seek to enter into agreements with celebrities for whom it believes it will be able to successfully develop products which will have consumer appeal.

In September 1996, the Company entered into an arrangement with ACI, Inc., a developer and marketer of cosmetic products, relating to the distribution and marketing of products endorsed by celebrity spokespersons through electronic media and other retail channels. Pursuant to this arrangement, the Company provides the financing required in connection with developing, marketing and distributing the products to be promoted by such celebrities and sold in the retail market. ACI's fee is equivalent to approximately 50% of the profit (after giving effect to any royalty payments required to be made to celebrity spokespersons and certain management fees payable to ACI) resulting from the sale of such products. To date, the Company has provided the financing for a line of cosmetics developed by ACI (including, without limitation, lipsticks, blushes and other beauty products) which are being promoted by a leading make-up artist and sold through the electronic media. The revenues generated by the Company's arrangement with ACI accounted for approximately 40.5% of the Company's net sales in 2001. There can be no assurance that any other products will be developed by ACI and financed by the Company pursuant to this agreement or that any such products that are developed will meet with consumer acceptance or provide significant revenues for the Company.

In December 2001, the Company entered into a trademark license and product promotion agreement with Kobra International, Ltd. pursuant to which Kobra agreed to provide to the Company the services of Nicole Miller, a world famous designer, in connection with the grant to the Company of a license for the production, manufacture and sale of a line of Nicole Miller jewelry through electronic and traditional retail channels. Under the agreement, the Company is to pay Kobra a specified percentage of net sales, subject to a minimum royalty for each year. The agreement has an initial term of three years, subject to renewal or early termination under specified circumstances.

In September 2000, the Company entered into a product promotion agreement with Z Metro, Inc. ("Metro, Inc."), pursuant to which Metro, Inc. agreed to provide to the Company the services of Zoe Metro, a jewelry and handbag designer, who is to assist in the design of, and endorse and promote, various products through electronic retailers. Under this agreement, Ms. Metro has made several appearances on The Shop Channel in Japan and is scheduled to make an additional appearance in July 2002. In return for the grant to the Company of Ms. Metro's services and the use of certain trademarks and other rights, the Company is to pay to Metro, Inc. a specified percentage of net sales in accordance with the terms of the agreement. The agreement has an initial term of thirty months, subject to renewal or early termination under specified circumstances.

Although the Company is seeking to develop the "celebrity-endorsed" product area of its business, including by marketing and distributing in the traditional retail market merchandise which is originally offered for sale on television or by developing products to be promoted by celebrities and sold directly in such traditional markets, there can be no assurance that the Company will be successful in its endeavors. There can be no assurance that the Company will be able to continue to develop any new celebrity products or that any such products developed by the Company will meet with consumer acceptance. In addition, except as described above, as of the date hereof the Company has no agreements, understandings or commitments related to such plan of development.

Inventory

Merchandise acquired by the Company in connection with its opportunistic purchasing activities for resale to its mass market customers is generally shipped by the supplier to the Company's warehouse facility, which is located in Paterson, New Jersey, or, in certain situations, is shipped by the supplier directly to a customer from whom the Company has received a purchase order. The Company utilizes its Paterson facility for the centralized receipt of goods from suppliers, as well as the storage of inventory and the shipment of inventory to its customers. In addition, value-added services such as reconfiguring of goods are also performed at this facility.

Typically, all raw materials purchased by the Company for its proprietary beauty aid and cosmetic products, are delivered to the Company's warehouse facility. Thereafter, the Company delivers such materials, on an as-needed basis, to its contract fillers, which provide filling services and perform quality control with respect to the finished products. Once completed, the products are delivered to the Company, which reconfigures or packs out the products and distributes the finished goods from its warehouse to its customers.

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

Trademark and Servicemark Protection

Products developed by the Company are sold under the Linette(R), Quick Thang(R), Loud Sticks(TM), Signature Solutions(R) and Signature Beauty Care(R) trademarks and the Loud Music(R) and Ghoul Tools(R) marks. The Company has registered the Linette(R), Loud Music(R) and Ghoul Tools(R) trademarks with the United States Patent and Trademark Office (the "Trademark Office") and, in connection with the acquisition of the product lines from SBC, Ales acquired all of SBC's rights in and to the Signature Solutions(R) mark and the Signature Beauty Care(R), Groomer's Secret(R), Lip Set(R) and Salon Essence(R) trademarks. There can be no assurance that the names and marks used by the Company do not or will not violate the proprietary rights of others, that such names and marks would be upheld if challenged or that the Company would not be prevented from using any names and trademarks in the future.

Personnel

The Company currently employs approximately 18 full-time salaried employees and approximately 24 hourly employees (the exact number of which fluctuates from time to time based on the Company's needs). The terms of employment of the Company's hourly employees are governed by a collective bargaining agreement which commenced on September 1, 1997 and continues for a term of five years. Management believes that its employee relations are good.

Insurance

To date, no material product liability claims have been made against the Company; however, as a distributor of merchandise, including health and beauty aids, cosmetics, and household items, the Company could be exposed to possible liability claims from others for personal injury or property damage due to design or manufacturing defects or otherwise. The Company maintains a product liability insurance policy that has a $1,000,000 per occurrence limit and a $2,000,000 aggregate limit, and a $5,000,000 umbrella liability insurance policy to cover claims in excess of the limits of its product liability insurance. In addition, the Company believes that the suppliers from whom it purchases such merchandise, including the manufacturers thereof, maintain adequate levels of product liability insurance. The Company also maintains other insurance, including insurance relating to property and personal injury, which the Company believes is similar to that maintained by comparable businesses and in amounts which the Company currently considers adequate. The Company believes that its insurance coverage, including without limitation its product liability coverage, is adequate in light of prior experience and future expectations. Nevertheless, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company.

Item 2.       Description of Property.

The Company's principal executive offices are located at 495 River Street, Paterson, New Jersey, 07524. Such premises include approximately 50,500 square feet of office and warehouse space. The lease which commenced April 1, 1997, has been renewed through the period ending March 31, 2004. Thereafter, the lease will be subject to two one-year renewal options at increasing rental rates. The current monthly rent (including tax) is $24,864. The Company is also obligated to reimburse the lessor for the Company's proportionate share of any increases in real estate taxes and assessments over the amount of such taxes and assessments during calendar year 1997.

The Company believes that the space afforded by its properties is adequate for the current needs of its business.

Item 3.       Legal Proceedings

Except for proceedings in the normal course of business, the Company is not a party to or involved in any pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

       A.     Market Information.

The shares of Common Stock of the Company commenced trading on the Nasdaq Small Capitalization Market under the symbol "SELB" on July 13, 1995. The range of high and low reported closing sales prices for the Common Stock as reported by Nasdaq during the fiscal years ended December 31, 2000 and 2001 were as follows:

                                                               HIGH        LOW
                                                              -------    -------
FISCAL YEAR 2000 Quarter Ended:
        March 31, 2000 ..................................   $ 3.75     $ 2.25
        June 30, 2000 ...................................   $ 3.25     $ 1.125
        September 30, 2000 ..............................   $ 2.0625   $ 1.3125
        December 31, 2000 ...............................   $ 1.75     $ 0.6875

 FISCAL YEAR 2001 Quarter Ended:
        March 31, 2001 ..................................   $ 1.50     $  .85
        June 30, 2001 ...................................   $ 1.16     $  .50
        September 30, 2001 ..............................   $ 1.16     $  .75
        December 31, 2001 ...............................   $ 1.80     $  .80

The prices set forth above reflect inter dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

       B.     Holders.

       On April 1, 2002, as reported by the Company's transfer agent, shares of Common Stock were held by 43 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

       C.     Dividends.

       The Company did not pay any dividends during 2000 and 2001. The payment by the Company of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's business operations.

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

Summary of Significant Accounting Policies and Estimates

       Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, property and equipment, stock based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 1 of the notes to consolidated financial statements included in this Annual Report sets forth the principal accounting policies, assumptions and bases for estimates used in preparing the Company's financial statements as summarized below.

REVENUE RECOGNITION -- Sales are recognized when the earnings process is complete and collectibility is assured, which is usually when the goods are shipped to customers. The Company generally extends credit to its customers, a significant portion of which are in the retail industry. Approximately 54% and 37% of the Company's net sales were derived from two major customers during 2001 and 2000, respectively. The Company closely monitors the extension of credit to its customers while maintaining apppropriate allowances for potential credit losses.

RELATED PARTY TRANSACTIONS -- From time-to-time, the Company transacts business with parties related to the minority stockholders of Ales. During 2001 and 2000, the Company purchased inventories at a total cost of approximately $428,000 and $1,440,000, respectively, from companies affiliated with the minority stockholders. At December 31, 2001, accounts payable included a total of approximately $43,000 that arose primarily from such purchases. In addition, during 2001 and 2000, the Company made sales of merchandise to companies affiliated with minority stockholders aggregating approximately $102,000 and $606,000, respectively. At December 31, 2001, accounts receivable included a total of approximately $39,000 that arose primarily from such sales.

INVENTORIES -- Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Management monitors and periodically reviews inventory quantities and agings and, when appropriate, inventory is sold at lower than normal margins in order to reduce the levels of excess or older goods.

PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which ranged from two to seven years for machinery and equipment, three years for display fixtures and three to five years for computer equipment. Amortization of leasehold improvements is computed using the straight-line method over the term of the lease.

Impairment losses on property and equipment are recognized when events indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and all or a portion of such carrying value may not be recoverable. The Company did not recognize any impairment losses during 2001 and 2000.

GOODWILL -- Goodwill is comprised of costs in excess of net assets of acquired businesses that were being amortized on a straight-line basis over periods not exceeding ten years. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives will no longer be systematically amortized. Instead such assets will be subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests established by SFAS 142 that will be made at least annually. The Company will be required to apply the provisions of SFAS 142 and discontinue amortization effective as of January 1, 2002. The Company will also be required to make its first impairment tests no later than December 31, 2002. The effects of these tests on the Company's consolidated financial position and results of operations has not been determined. As of December 31, 2001, goodwill had an immaterial carrying value that was included in other assets.

ADVERTISING -- The Company expenses the cost of advertising and promotions as incurred.

STOCK OPTIONS -- In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will only recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. The Company will also make pro forma disclosures, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead, if such amounts differ materially from the historical amounts.

EARNINGS PER SHARE -- The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share," which require the presentation of "basic" and, if appropriate, "diluted" earnings per common share if that amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

In computing diluted earnings per share, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:

                                                     2001           2000
                                                  ---------      ---------
Basic weighted average shares outstanding         2,261,018      2,261,018
Shares arising from assumed exercise of:
    Stock options                                    65,483        106,849
    Warrants                                                        29,634
                                                  ---------      ---------
Diluted weighted average shares outstanding       2,326,501      2,397,501
                                                  =========      =========

Consolidated Results of Operations: Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000:

Although the Company has identified three main areas of business activity (as described more fully in Item 1. Description of Business), it manages and accounts for these activities in two principal business segments: Opportunity and Cosmetics (Opportunistic Purchasing and Secondary Sourcing are considered to be Opportunity; Proprietary Brand Name Products and "Celebrity Endorsed" products are considered to be Cosmetics).

                              DECEMBER 31,      DECEMBER 31,
                                  2001              2000           $ CHANGE
                             --------------------------------------------------
Net sales:
 Opportunity                 $  9,087,478      $ 8,832,579        $  254,899 (A)
 Cosmetics                     12,363,662       11,874,690           488,972 (B)
                             --------------------------------------------------
Total sales                    21,451,140       20,707,269           743,871
                             --------------------------------------------------
Cost of sales:
 Opportunity                    6,103,725        6,545,926          (442,201)(C)
 Cosmetics                     10,182,980        9,481,662           701,318 (D)
                             --------------------------------------------------
Total cost of sales            16,286,705       16,027,588           259,117
Selling general and
administrative expenses         4,502,924        4,060,211           442,713 (E)
                             --------------------------------------------------
Total operating expenses       20,789,629       20,087,799           701,830
                             --------------------------------------------------
Operating income                  661,511          619,470            42,041
                             --------------------------------------------------
Other income (expense):
 Litigation settlement            280,000                            280,000 (F)
 Other                             19,042                             19,042
 Interest expense, net           (370,948)        (449,791)          (78,843)(G)
                             --------------------------------------------------
Totals                            (71,906)        (449,791)          377,885
                             --------------------------------------------------
Income before income taxes   $    589,605      $   169,679        $  419,926
                             ==================================================

(A) The increase in sales for this segment of our business primarily resulted from the successful introduction of a new line of bath and home fragrance products partially offset by a decrease in sales of specially purchased merchandise, as well as improved supply resources, allowing for quicker responses to retailer requirements.

(B) During the year ended December 31, 2001, sales for this segment of our business increased primarily as a result of growth in the electronic media portion of our business as well as the successful continued introduction of new products and development of new customers.

(C) For the year ended December 31, 2001, cost of sales for this segment was approximately 67.2% of sales as compared to 74.1% for the year ended December 31, 2000. Improved margins for this segment resulted primarily from the continuing effect of sales of specially purchased merchandise sold during the year at higher margins.

(D) Cost of sales for the "Cosmetics" segment of our business was approximately 82.4% of sales for the year ended December 31, 2001 as compared to 79.8% for the year ended December 31, 2000. The decrease in margins for this segment of our business resulted primarily from the sale of slower moving merchandise at lower profit margins, based on the Company's decision to reduce inventory levels, especially in the Cosmetics segment.

(E) Selling, general and administrative expenses consist principally of payroll, rent, commissions, insurance, professional fees, and travel and promotional expenses. During the year ended December 31, 2001 these costs increased primarily as a result of increased sales related expenses.

(F) Litigation settlement reflects proceeds from the settlement of a legal action brought by the Company against one of its licensors for an alleged breach of contract.

(G) The decrease in interest expense results primarily from lower borrowings under our credit facility during the year, coupled with lower borrowing rates.

Liquidity and Capital Resources

At December 31, 2001 we had working capital of approximately $9,015,000 including cash and cash equivalents of approximately $60,300.

During the year ended December 31, 2001, our operations generated cash and cash equivalents of approximately $1,433,000, primarily from net income of approximately $444,000 plus noncash charges of approximately $328,000. The balance of our increase arose from liquidating our inventory by approximately $1,500,000 and an increase in accounts payable, accrued expenses and other liabilities of approximately $3,636,000. These increases were offset in part by an increase in accounts receivable of approximately $4,325,000.

During the year ended December 31, 2001 we used approximately $62,000 for the acquisition of property and equipment, and received $45,000 from the sale of property and equipment.

During the year ended December 31, 2001 approximately $1,600,000 of cash and cash equivalents was used to reduce long term and short term debt.

In December, 1998 we entered into a credit facility ("Facility") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). At December 31, 2001, the credit facility, as amended, provided for the following:

1) A revolving line of credit through October 31, 2002, with maximum borrowings of $3,800,000 against the Company's eligible accounts receivable and inventories. At December 31, 2001 we had $2,622,390 outstanding under the revolving line of credit, representing a net decrease in our utilization of the revolving line of credit of $782,115. As of April 2, 2002, the outstanding balance under the revolving line of credit was $3,574,850.

2) A $900,000 term loan originating in December 1998 payable in monthly installments of $10,714 plus interest through January 2006. This term loan had an outstanding balance of $525,000 as of December 31, 2001.

3) A $500,000 term loan originating in October 1999 payable in monthly installments of $8,333 plus interest through November 2004. This term loan had an outstanding balance of $300,000 as of December 31, 2001.

4) A $600,000 term loan originating in January, 2001 having an outstanding balance of $50,000 as of December 31, 2001, which was repaid during January, 2002.

The revolving line of credit with Merrill Lynch requires interest to be paid monthly at 2.75% above the 30 day London Interbank offering (LIBOR) rate (an effective rate of 4.62% at December 31, 2001).

The Company intends to engage in discussions with Merrill Lynch with a view to extending and increasing the Facility and presently believes that it will be able to reach such an agreement with Merrill Lynch. In the event Merrill Lynch does not extend the Facility, however, the Company intends to contact other banks and financing sources and believes that it would then be able to arrange adequate alternative financing, although there can be no assurance of such. If the Company is unable to extend the current Facility and cannot obtain adequate alternative financing, and its cash available from operations is insufficient to satisfy the Company's obligations then due to Merrill Lynch, Merrill Lynch would be entitled to exercise all remedies available to it as a secured lender.

In addition to the Merrill Lynch credit facility, on September 26, 1997 and December 28, 1999, the Company entered into two other 6% term loans in the amount of $100,000 each. As of December 31, 2001, $45,663 and $76,691 were outstanding under the 1997 loan and 1999 loan, respectively.

The tables below summarize our long term debt and our lease commitments as of December 31, 2001:

                                            Payments Due by Period
                                ------------------------------------------------
    Long term debt Obligations              Less than    1- 3    4 - 5    After
    As of December 31, 2001       Total       1 year     years   years   5 years
    -------------------------   ---------   ---------    -----   -----   -------
    Merrill Lynch               $875,000    $272,000   $583,000 $20,000     --
    -------------------------
    Other                       $122,000    $ 35,000   $ 87,000    --       --
    -------------------------

                                   Amount of Commitment Expiration Per Period
                                ------------------------------------------------
                                  Total
    Lease Commitments            Amounts    Less than    1- 3    4 - 5    Over
    As of December 31, 2001     Committed    1 year      years   years   5 years
-----------------------------   ---------   ---------    -----   -----   -------
    495 River Street            $648,000    $275,000   $373,000    --       --
    -------------------------

Our Merrill Lynch credit facility contains certain restrictive covenants which, among other things, require the maintenance of certain financial ratios, including minimum levels of Stockholders equity and certain levels of cash flow (as defined within the credit facility agreement). As of December 31, 2001 the Company was in compliance with the covenants contained in the agreement. Should circumstances arise that would cause us to be in default, Merrill Lynch would have the ability to accelerate the maturity on the credit facility agreement.

The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months assuming that the Company's Facility is extended or adequate alternative financing arrangements are obtained by the Company. In the event the Company's plans change, due to unanticipated expenses or difficulties or otherwise, or if the working capital and projected cash flow otherwise are insufficient to fund operations or if the

Company's Facility is not extended on satisfactory terms, the Company could be required to seek financing sooner than currently anticipated. Except for the revolving credit portion of the Facility, which expires on October 31, 2002, and various term loans, the Company has no current arrangements with respect to, or sources of, financing. Accordingly, there can be no assurance that financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain adequate financing when needed would have a material adverse effect on the Company. In addition, any equity financing obtained by the Company could involve substantial dilution to the interests of the Company's stockholders.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

See the section captioned "Election of Directors" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 30, 2002, which section is incorporated herein by reference.

Item 10.      Executive Compensation

See the section captioned "Executive Compensation" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 30, 2002, which section is incorporated herein by reference.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

       (a)    Security Ownership of Certain Beneficial Owners

       See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 30, 2002, which section is incorporated herein by reference.

       (b)    Security Ownership of Management

       See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual

       Meeting scheduled to be held on May 30, 2002, which section is incorporated herein by reference.

       (c)    Changes in Control

       The Company knows of no contractual arrangements which may, at a subsequent date, result in a change of control of the Company.

Item 12.      Certain Relationships and Related Transactions

See the section captioned "Certain Transactions" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on May 30, 2002, which section is incorporated herein by reference.

Item 13.      Exhibits, Lists and Reports on Form 8-K

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

       4.3 Warrant Extension Agreement Between Sel-Leb Marketing, Inc. and Jan S. Mirsky dated March 3, 2000 (incorporated by reference to
              Exhibit 4.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

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

       10.1 Trademark License Agreement dated January 28, 1997 between Bell Abbott Haussmann Inc. and the Company (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

       10.2 Merchandising License Agreement dated as of October 16, 1996 between Viacom Consumer Products, Inc. and the Company (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

       10.3A Lease dated as of February 5, 1997 between Bascom Corp. and the Company (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

       10.3B Lease Renewal dated as of January 29, 2002, between Bascom Corp. and the Company.

       10.4 Shareholders Agreement dated June 26, 1996 among Sel-Leb Marketing, Inc., B.B. Associates, LLC, Seth Markowitz and Beau Brummel Sel-Leb Marketing, Inc. (incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997).

       10.5 Environmental Indemnity Agreement dated October 22, 1997 between the Company, Ales and Summit Bank (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997).

       10.6 Security Agreement dated September 26, 1997 between the Company and Paterson Restoration Corporation (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997).

       10.7 Stockholder's Agreement between RBCJJ Associates LLC and the Company (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997).

       10.8 Asset Purchase Agreement dated as of September 15, 1997 between SBC Corporation, Inc. and Ales (incorporated by reference to

              Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997).

       10.9 Collective Bargaining Agreement dated September 1, 1997 between Local 300-S Production Service & Sales District Council I.U.C. AFL-CIO and the Company (incorporated by reference to Exhibit
              10.23 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

       10.10 Promissory Note and Security Agreement between Sel-Leb Marketing, Inc. and Paterson Restoration Corporation dated December 29, 1999 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31,
              1999).

       10.11 Product Promotion Agreement ("Zoe Metro") (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000).

       10.12  License Agreement ("Juliet") (incorporated by reference to Exhibit
              10.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000).

       10.13  Trademark License and Product Promotion Agreement ("Nicole
              Miller").

       10.14 Agreement of Sale dated August 28, 2001, between the Company and Perfume Center of America, Inc.

       10.15  Letter Agreement between the Company and RJS Scientific Inc.

       10.16 Working Capital Management Account (WCMA) and Term Loan Agreement dated as of November 16, 1999 between Sel-Leb Marketing, Inc. and Merrill Lynch Business Financial Services Inc. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1999).

       10.17 Letter Agreement dated August 3, 2000 by and between Merrill Lynch Business Financial Services, Inc. ("MLBFS") and Sel-Leb Marketing, Inc., amending the WCMA and Term Loan and Security Agreement with MLBFS (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000).

       10.18 Letter Agreement dated August 3, 2000 by and between Merrill Lynch Business Financial Services, Inc. ("MLBFS") and Sel-Leb Marketing, Inc., amending the Term Loan and Security Agreement with MLBFS (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000).

       10.19 Extension of Temporary Increase and Renewal for the WCMA Line of Credit (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000).

       10.20 Extension of WCMA Line of Credit and Temporary Increase of Line of Credit (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2000).

       10.21 Extension of Temporary Increase and Renewal for the WCMA Line of Credit (incorporated by reference to Exhibit 10.1 to the Company's

              Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001).

       10.22 Extension of Temporary Increase and Renewal for the WCMA Line of Credit (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001).

       10.23  Extension of WCMA Line of Credit (incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001).

       11.1 Statement re: computation of per share earnings (not required because the relevant computation can be clearly determined from material contained in the financial statements).

       21     Subsidiary of the Company.

       23.1   Consent of J.H. Cohn LLP.

       (b)    Reports on Form 8-K

       No Current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SEL-LEB MARKETING, INC.
                                  (Registrant)


                                        By:  /s/ Harold Markowitz
                                           -------------------------------------
                                             Harold Markowitz
                                             Chairman of the Board


Date:  April 3, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date              Name                               Title
----              ----                               -----

April 2, 2002   /s/ Harold Markowitz      Chairman of the Board and Director
                ------------------------
                    Harold Markowitz

April 2, 2002                             President, Chief Executive Officer and
                /s/ Paul Sharp            Director (Principal Executive Officer)
                ------------------------
                      Paul Sharp

April 2, 2002                             Chief Financial Officer (Principal
                /s/ George Fischer        Financial and Accounting Officer)
                ------------------------
                     George Fischer

April 2, 2002   /s/ Jack Koegel           Vice Chairman of the Board,
                ------------------------  Chief Operating Officer and Director
                      Jack Koegel

April 2, 2002   /s/ Jorge Lazaro          Executive Vice President, Secretary
                ------------------------  and Director
                     Jorge Lazaro

April 2, 2002   /s/ Stanley R. Goodman    Director
                ------------------------
                   Stanley R. Goodman

April 2, 2002   /s/ Edward C. Ross        Director
                ------------------------
                    Edward C. Ross

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                           PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-2

CONSOLIDATED BALANCE SHEET
     DECEMBER 31, 2001                                                    F-3

CONSOLIDATED STATEMENTS OF INCOME
     YEARS ENDED DECEMBER 31, 2001 AND 2000                               F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 31, 2001 AND 2000                               F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 2001 AND 2000                               F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-7/18



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors and Stockholders
Sel-Leb Marketing, Inc.


We have audited the accompanying consolidated balance sheet of SEL-LEB MARKETING, INC. AND SUBSIDIARY as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sel-Leb Marketing, Inc. and Subsidiary as of December 31, 2001, and their results of operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                 J.H. COHN LLP

Roseland, New Jersey
April 1, 2002

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS
                                     ------

Current assets:
  Cash and cash equivalents                                         $    60,300
  Accounts receivable, less allowance for doubtful accounts
    of $266,120                                                       9,163,755
  Inventories                                                         8,297,918
  Deferred tax assets                                                   297,545
  Prepaid expenses and other current assets                             832,460
                                                                    -----------
        Total current assets                                         18,651,978
Property and equipment, at cost, net of accumulated
  depreciation and amortization of $1,153,237                           164,130
Other assets                                                            214,203
                                                                    -----------

        Total                                                       $19,030,311
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Note payable under line of credit                                 $ 2,622,390
  Current portion of long-term debt                                     307,080
  Accounts payable                                                    4,626,583
  Accrued expenses and other liabilities                              2,080,918
                                                                    -----------
    Total current liabilities                                         9,636,971
Long-term debt, net of current portion                                  690,274
                                                                    -----------
        Total liabilities                                            10,327,245
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none issued                                                  --
  Common stock, $.01 par value; 40,000,000 shares
    authorized; 2,261,018 shares issued and outstanding                  22,611
  Additional paid-in capital                                          6,496,359
  Retained earnings                                                   2,223,096
  Less receivable in connection with equity transactions                (39,000)
                                                                    -----------
        Total stockholders' equity                                    8,703,066
                                                                    -----------

        Total                                                       $19,030,311
                                                                    ===========


See Notes to Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                        2001            2000
                                                    -----------     -----------

Net sales                                           $21,451,140     $20,707,269
                                                    -----------     -----------

Operating expenses:
  Cost of sales                                      16,286,705      16,027,588
  Selling, general and administrative expenses        4,502,924       4,060,211
                                                    -----------     -----------
        Total operating expenses                     20,789,629      20,087,799
                                                    -----------     -----------

Operating income                                        661,511         619,470
                                                    -----------     -----------

Other income (expense):
  Interest expense, net of interest income
    of $2,688 and $18,176                              (370,948)       (449,791)
  Income from litigation settlement                     280,000
  Gain on sales of property and equipment                12,954
  Other                                                   6,088
                                                    -----------     -----------
        Totals                                          (71,906)       (449,791)
                                                    -----------     -----------

Income before provision for income taxes                589,605         169,679

Provision for income taxes                              145,936          75,318
                                                    -----------     -----------

Net income                                          $   443,669     $    94,361
                                                    ===========     ===========

Net earnings per share:
  Basic                                             $       .20     $       .04
                                                    ===========     ===========

  Diluted                                           $       .19     $       .04
                                                    ===========     ===========

Weighted average shares outstanding:
  Basic                                               2,261,018       2,261,018
                                                    ===========     ===========

  Diluted                                             2,326,501       2,397,501
                                                    ===========     ===========


See Notes to Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                          Receivable in
                                      Common Stock           Additional                     Connection        Total
                                -----------------------        Paid-in        Retained      with Equity    Stockholders'
                                  Shares        Amount         Capital        Earnings     Transactions       Equity
                                ---------      --------      ----------      ----------   -------------    -------------
Balance, January 1, 2000        2,261,018      $ 22,611      $6,496,359      $1,685,066      $(45,000)      $8,159,036

Partial payment of
  balance receivable                                                                            3,000           3,000

Net income                                                                       94,361                         94,361
                                ---------      --------      ----------      ----------      --------       ----------

Balance, December 31, 2000      2,261,018        22,611       6,496,359       1,779,427       (42,000)       8,256,397

Partial payment of
  balance receivable                                                                            3,000            3,000

Net income                                                                      443,669                        443,669
                                ---------      --------      ----------      ----------      --------       ----------

Balance, December 31, 2001      2,261,018      $ 22,611      $6,496,359      $2,223,096      $(39,000)      $8,703,066
                                =========      ========      ==========      ==========      ========       ==========

See Notes to Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                          2001          2000
                                                       ----------    ----------

Operating activities:
  Net income                                           $  443,669    $   94,361
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                         228,390       299,179
    Provision (credit) for doubtful accounts              113,001       (35,644)
    Gain on sales of property and equipment               (12,954)
    Deferred income taxes                                    (670)       (8,680)
    Changes in operating assets and liabilities:
      Accounts receivable                              (4,325,605)      786,836
      Inventories                                       1,500,938    (1,467,018)
      Prepaid expenses and other current assets          (213,784)      (84,367)
      Other assets                                         64,151       (17,684)
      Accounts payable, accrued expenses and
        other liabilities                               3,635,733      (261,534)
                                                       ----------    ----------
            Net cash provided by (used in)
              operating activities                      1,432,869      (694,551)
                                                       ----------    ----------


Investing activities:
  Purchases of property and equipment                     (61,522)      (45,977)
  Proceeds from sales of property and equipment            45,050
                                                       ----------    ----------
            Net cash used in investing activities         (16,472)      (45,977)
                                                       ----------    ----------

Financing activities:
  Net proceeds from (net repayments of) note
    payable under line of credit                         (782,115)      456,149
     Proceeds from long-term debt                                       600,000
     Repayments of long-term debt                        (790,902)     (262,733)
     Decrease in receivable in connection
       with equity transactions                             3,000         3,000
                                                       ----------    ----------
            Net cash provided by (used in)
              financing activities                     (1,570,017)      796,416
                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents     (153,620)       55,888

Cash and cash equivalents, beginning of year              213,920       158,032
                                                       ----------    ----------

Cash and cash equivalents, end of year                 $   60,300    $  213,920
                                                       ==========    ==========

Supplemental disclosure of cash flow information:
  Interest paid                                        $  370,013    $  467,967
                                                       ==========    ==========

     Income taxes paid                                 $   30,506    $  352,502
                                                       ==========    ==========

See Notes to Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies:

            Organization  and  principles  of  consolidation:

               The accompanying consolidated financial statements include the accounts of Sel-Leb Marketing, Inc. (a New York Corporation) and Ales Signature, Ltd. ("Ales"), its 80%-owned subsidiary. Sel-Leb Marketing, Inc. and Ales are referred to collectively herein as the "Company." The Company is primarily engaged in distributing and marketing cosmetics and consumer products through mass merchandisers, discount chain stores and food, drug and electronic retailers.

               All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest in the net equity of Ales as of December 31, 2001 and the minority interest in the results of its operations in 2001 and 2000 were immaterial.

            Use of estimates:

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

            Revenue recognition:

               Sales are recognized when the earnings process is complete and collectibility is assured, which is usually when the goods are shipped to customers. Amounts billed for shipping and handling, which have not been significant, are included in sales and shipping and handling costs are included in cost of sales.

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

               Impairment losses on property and equipment are recognized when events indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and all or a portion of such carrying value may not be recoverable. The Company did not recognize any impairment losses during 2001 and 2000.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies
         (continued):

            Goodwill:

               Goodwill is comprised of costs in excess of net assets of acquired businesses that were being amortized on a straight-line basis over periods not exceeding ten years. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives will no longer be systematically amortized. Instead such assets will be subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests established by SFAS 142 that will be made at least annually. The Company will be required to apply the provisions of SFAS 142 and discontinue amortization effective as of January 1, 2002. The Company will also be required to make its first impairment tests no later than December 31, 2002. The effects of these tests on the Company's consolidated financial position and results of operations has not been determined.

               As of December 31, 2001, goodwill had an immaterial carrying value that was included in other assets. Goodwill amortization totaled approximately $34,000 in 2001 and 2000, respectively.

            Product development costs:

               The Company expenses product development costs as incurred. Product development costs charged to operations amounted to approximately $78,000 and $72,000 in 2001 and 2000, respectively.

            Advertising:

               The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $47,000 and $105,000 in 2001 and 2000, respectively.

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

               In computing diluted earnings per share, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:

                                                               2001       2000
                                                            ---------  ---------

               Basic weighted average shares outstanding 2,261,018 2,261,018 Shares arising from assumed exercise of:
                  Stock options                                65,483    106,849
                  Warrants                                                29,634
                                                            ---------  ---------

               Diluted weighted average shares outstanding  2,326,501  2,397,501
                                                            =========  =========

            Recent accounting pronouncements:

               In addition to SFAS 142, the FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") had issued certain accounting pronouncements as of December 31, 2001 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2001 and 2000 or that they will have a significant effect at the time they become effective.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Property and equipment:

            Property and equipment at December 31, 2001 consisted of the following:

                                                      Estimated
                                                        Useful
                                                         Lives          Amount
                                                     ------------     ----------
               Machinery and equipment               2 to 7 years     $  817,019
               Display fixtures                           3 years        283,080
               Computer equipment                    3 to 5 years        152,790
               Leasehold improvements                    10 years         64,478
                                                                      ----------
                                                                       1,317,367
               Less accumulated depreciation
                 and amortization                                      1,153,237
                                                                      ----------

                        Total                                         $  164,130
                                                                      ==========

            Depreciation expense aggregated $193,930 and $264,719 in 2001 and 2000, respectively.


Note 3 - Note payable under line of credit:

               During December 1998, the Company entered into a loan agreement pursuant to which Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") is providing the Company with a credit facility (the "Facility"). Based on the latest amendments to the loan agreement as of December 31, 2001, the Facility consists of a revolving line of credit, with maximum borrowings of $3,800,000 against the Company's eligible accounts receivable and inventories through October 31, 2002, and three term loans (see
               Note 4). Borrowings under the revolving line of credit, which totaled $2,622,390 at December 31, 2001, bear interest, which is payable monthly, at 2.75% above the 30-day London Interbank Offering Rate (an effective rate of 4.62% as of December 31,
               2001). Outstanding borrowings under the Facility are secured by substantially all of the Company's assets.

               The loan agreement with Merrill Lynch contains certain restrictive covenants which, among other things, require the maintenance of certain financial ratios and limit additional indebtedness.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Long-term debt:

            At December 31, 2001, long-term debt consisted of the following:

               Term loans payable to Merrill Lynch (A):
                 Due in monthly installments of $50,000 and a final
                   payment made in January 2002                         $ 50,000
                 Due in monthly installments of $8,333 and a final
                   payment in November 2004                              300,000
                 Due in monthly installments of $10,714 and a final
                   payment in January 2006                               525,000
               Other Loans payable (B):
                 Due in monthly installments of $1,461 and a final
                   payment in October 2004                                45,663
                 Due in monthly installments of $1,461 and a final
                   payment in January 2007                                76,691
                                                                        --------
                                                                         997,354
               Less current portion                                      307,080
                                                                        --------

               Long-term debt                                           $690,274
                                                                        ========

               (A) The loans bear interest payable monthly at 2.75% above the 30-day London Interbank Offering Rate (LIBOR) and are secured by substantially all of the assets of the Company (see Note 3).

               (B) The loans bear interest at an annual rate of 6%. The loans are secured by a second lien on the Company's machinery and equipment.

            Principal amounts due under the Company's long-term obligations in each of the five years subsequent to December 31, 2001 are as follows:

                    Year Ending
                    December 31,                                         Amount
                    ------------                                        --------

                         2002                                           $307,080
                         2003                                            263,646
                         2004                                            259,918
                         2005                                            146,114
                         2006                                             20,596

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Preferred stock, stock options and warrants:

            Preferred stock:

               On May 27, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation which authorizes the issuance by the Company of up to 10,000,000 shares of preferred stock with a par value of $.01 per share. The preferred stock may be issued in one or more series with the terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued by the Company as of December 31, 2001.

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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Preferred stock, stock options and warrants (continued):

            Stock options (continued):

               A summary of the status of the Company's shares subject to options as of December 31, 2001 and 2000 and changes during the years then ended is presented below:

                                                  2001               2000
                                            -----------------   ----------------
                                                     Weighted           Weighted
                                            Shares    Average   Shares   Average
                                               or    Exercise      or   Exercise
                                             Price     Price     Price    Price
                                            -------   ------    -------  ------

               Outstanding, at beginning
                 of year                    545,758   $ 2.40    563,910  $ 2.44
               Granted                      104,750     1.10      8,750    2.36
               Canceled                        (500)   (0.94)   (26,902)  (3.17)
                                            -------             -------

               Outstanding, at end of year  650,008   $(2.19)   545,758  $ 2.40
                                           ========   ======    =======  ======

               Options exercisable, at
                 end of year                524,383             423,306
                                           ========             =======

               Weighted average fair
                 value of options granted
                 during the year               $.86               $2.11
                                           ========               =====

            The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                                                    Options
                             Options Outstanding                  Exercisable
               ----------------------------------------------  -----------------
                                         Weighted
                                          Average
                                         Years of    Weighted           Weighted
                                Number   Remaining    Average  Number   Average
                  Exercise       Out-   Contractual  Exercise   Exer-   Exercise
                   Prices     standing     Life       Price    cisable   Price
               -------------  --------  -----------  --------  -------  --------

                   $.4375      105,689     6.76      $  .4375  105,689  $  .4375
                 .578-2.125    211,505     7.99        1.30    118,192    1.42
                2.375-2.719    199,126     5.76        2.44    171,564    2.45
                 3.00-6.67     123,688     4.29        3.60    118,938    3.58
                 8.00-27.00     10,000     4.96       17.38     10,000   17.38
                               -------                         -------
               $.4375-$27.00   650,008     6.35      $ 2.19    524,383  $ 2.35
               ==============  =======     ====      ======    =======  ======

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Preferred stock, stock options and warrants (continued):

            Shares subject to warrants:

               At December 31, 2000, the Company had warrants outstanding for the purchase of 86,622 shares of common stock that were originally exercisable through April 15, 2001 at $1.25 per share. On April 9, 2001, the Company extended the expiration date of the warrants to April 15, 2002. The fair market value of the shares on April 9, 2001 was $.75 per share.

            Shares reserved for issuance:

               At December 31, 2001, shares of common stock were reserved for the following:

               Exercise of outstanding stock options                     650,008
                                                                       ---------

               Exercise of stock options available for grant:
                  Option Plan                                             98,190
                  Directors' Plan                                         53,750
                                                                       ---------
                     Total                                               151,940
                                                                       ---------

               Exercise of warrants                                       86,622
                                                                       ---------

                     Total                                               888,570
                                                                       =========

            Pro forma information:

               Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options and warrants granted to employees and the exercise price of all of the options and warrants granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost was recognized in the accompanying 2001 and 2000 consolidated financial statements for stock options and warrants granted to employees. The pro forma amounts computed as if the Company had elected to recognize compensation cost for stock options and warrants granted to employees based on the fair value of the options and warrants at the date of grant as prescribed by SFAS 123 and the related historical amounts reported in the accompanying consolidated statements of income are set forth below:

                                                             2001         2000
                                                           --------    --------
               Net income - as reported                    $443,669    $ 94,361
                                                           ========    ========
               Net income - pro forma                      $362,149    $ 18,754
                                                           ========    ========
               Basic earnings per share - as reported          $.20        $.04
                                                               ====        ====
               Basic earnings per share - pro forma            $.16        $.01
                                                               ====        ====
               Diluted earnings per share - as reported        $.19        $.04
                                                               ====        ====
               Diluted earnings per share - pro forma          $.16        $.01
                                                               ====        ====

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Preferred stock, stock options and warrants (concluded):

            Pro forma information (concluded):

               The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2001 and 2000:

                                                    2001       2000
                                                   ------     ------

               Expected volatility                  116%        100%
               Risk-free interest rate              4.4%        6.0%
               Expected years of option life        5.0         5.0
               Expected dividends                     0%          0%

               The pro forma charges for compensation derived from the fair value option pricing model as describe above totaled $81,520 and $75,607 (net of tax effects) in 2001 and 2000, respectively.


Note 6 - Income taxes:

               Deferred tax assets at December 31, 2001 (there were no deferred tax liabilities) were attributable to temporary differences related to the following:

               Inventories                                              $165,015
               Allowance for bad debts                                   102,995
               Other                                                      29,535
                                                                        --------

                        Deferred tax assets                             $297,545
                                                                        ========

            The net provision for income taxes in 2001 and 2000 consisted of the following provisions (credits):

                                                           2001          2000
                                                         --------       -------

               Federal:
                 Current                                 $154,052       $50,509
                 Deferred                                     240        (5,741)
                                                         --------       -------

                      Totals                              154,292        44,768
                                                         --------       -------

               State:
                 Current                                   (7,448)       33,489
                 Deferred                                    (908)       (2,939)
                                                         --------       -------

                      Totals                               (8,356)       30,550
                                                         --------       -------

                      Totals                             $145,936       $75,318
                                                         ========       =======

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Income taxes (concluded):

               The provision for income taxes in 2001 and 2000 differs from the amount computed using the Federal statutory rate of 34% as a result of the following:

                                                                2001       2000
                                                                ----       ----

               Tax at Federal statutory rate                      34%        34%
               Increase (decrease) from effects of:
                 State income taxes, net of Federal income
                   tax benefit                                     3         12
                 Nondeductible expenses and other permanent
                   differences                                     1          8
                 Prior year overaccrual                          (13)       (12)
                 Other (primarily surtax exemption)                           2
                                                                 ---        ---

                        Totals                                    25%        44%
                                                                 ===        ===


Note 7 - Related party transactions:

               From time-to-time, the Company transacts business with parties related to the minority stockholders of Ales. During 2001 and 2000, the Company purchased inventories at a total cost of approximately $428,000 and $1,440,000, respectively, from companies affiliated with the minority stockholders. At December 31, 2001, accounts payable included a total of approximately $43,000 that arose primarily from such purchases. In addition, during 2001 and 2000, the Company made sales of merchandise to companies affiliated with minority stockholders aggregating approximately $102,000 and $606,000, respectively. At December 31, 2001, accounts receivable included a total of approximately $39,000 that arose primarily from such sales.


Note 8 - Commitments and contingencies:

            Leases:

               The Company has a noncancelable operating lease for office and warehouse facilities that expires on March 31, 2004. In addition to base rentals, the lease requires payments for real estate taxes and other operating costs.

               Minimum rental payments under the lease from January 1, 2002 until its expiration on March 31, 2004 total approximately $648,000 and are payable as follows: $275,000 in 2002; $298,000 in 2003; and $75,000 in 2004.

               Rent expense amounted to approximately $258,000 and $291,000 in 2001 and 2000, respectively.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and contingencies (concluded):

            Promotional and licensing agreements:

               The Company has various promotional and licensing agreements whereby it pays royalty fees to celebrities and/or licensors based upon a percentage of net sales attributable to the celebrities' appearances or sales of the licensor's products. Royalty fees charged to operations amounted to approximately $776,000 and $390,000 in 2001 and 2000, respectively.

            Litigation:

               The Company is involved in various claims and lawsuits incidental to its business. Management believes that the probable resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company.

               On May 30, 2001, the Company entered into an agreement to settle a legal action it had brought against one of its licensors for an alleged breach of contract. The accompanying 2001 consolidated statement of income includes the Company's income from the litigation settlement which totaled $280,000.

            Concentrations of credit risk:

               Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. From time to time, cash balances exceed Federal insurance limits. Exposure to credit risk is reduced by placing such deposits in major financial institutions and monitoring their credit ratings.

               The  Company  generally  extends  credit  to  its  customers,   a
               significant portion of which are in the retail industry. Approximately 54% and 37% of the Company's net sales were derived from two major customers during 2001 and 2000, respectively. The two customers also accounted for approximately $7,048,000 of the Company's accounts receivable balance at December 31, 2001. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at December 31, 2001.

Note 9 - Fair value of financial instruments:

               The Company's material financial instruments at December 31, 2001 and 2000 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) notes payable and long-term debt were carried at values that approximated their fair values because substantially all of those obligations had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

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

               Net sales, cost of sales and other related segment information follows:

                                                         2001           2000
                                                     -----------    -----------
               Net sales:
                 Opportunity                         $ 9,087,478    $ 8,832,579
                 Cosmetics                            12,363,662     11,874,690
                                                     -----------    -----------
                        Totals                        21,451,140     20,707,269
                                                     -----------    -----------

               Cost of sales:
                 Opportunity                           6,103,725      6,545,926
                 Cosmetics                            10,182,980      9,481,662
                                                     -----------    -----------
                        Totals                        16,286,705     16,027,588
               Selling, general and
                 administrative expenses               4,502,924      4,060,211
                                                     -----------    -----------
                        Total operating expenses      20,789,629     20,087,799
                                                     -----------    -----------

               Operating income                          661,511        619,470
                                                     -----------    -----------

               Other income (expense):
                 Interest expense, net                  (370,948)      (449,791)
                 Income from litigation settlement       280,000
                 Gain on sales of property
                   and equipment                          12,954
                 Other                                     6,088
                                                     -----------    -----------
                        Totals                           (71,906)      (449,791)
                                                     -----------    -----------


               Income before provision for
                 income taxes                        $   589,605    $   169,679
                                                     ===========    ===========

               Segment assets:
                 Inventories:
                   Opportunity                       $ 1,456,274    $ 2,465,454
                   Cosmetics                           6,841,644      7,333,402
                                                     -----------    -----------
                        Totals                         8,297,918      9,798,856
                 Other assets                         10,732,393      6,722,070
                                                     -----------    -----------

                        Total assets                 $19,030,311    $16,520,926
                                                     ===========    ===========