Form 10QSB
period 2002-03-31
SEL-LEB MARKETING INC
filed 2002-05-15
CIK 934853

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________________ to ____________________

                         Commission File Number 1-13856

                            SEL-LEB MARKETING, INC.

       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          NEW YORK                                            11-3180295
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

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

                               Yes [X]    No [ ]

State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date: 2,261,018 shares of common stock as of May 13, 2002.

Transitional Small Business Disclosure Format (check one):

                               Yes [ ]    No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                                                                              PAGE
                                                                              ----
Part I -- Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at March 31, 2002
        (Unaudited) and December 31, 2001                                        2

        Condensed Consolidated Statements of Income
        Three Months Ended March 31, 2002 and 2001 (Unaudited)                   3

        Condensed Consolidated Statement of Changes in Stockholders' Equity
        Three Months Ended March 31, 2002 (Unaudited)                            4

        Condensed Consolidated Statements of Cash Flows
        Three Months Ended March 31, 2002 and 2001 (Unaudited)                   5

        Notes to Condensed Consolidated Financial Statements                   6-9

Item 2. Management's Discussion and Analysis or Plan of Operation             10-13

Part II -- Other Information

Item 6. Exhibits and Reports on Form 8-K                                        14

        Signatures                                                              15

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                  March 31,       December 31,
                       ASSETS                                       2002              2001
                                                                ------------      ------------
                                                                 (Unaudited)        (Note 1)
Current assets:
  Cash and cash equivalents                                     $     56,370      $     60,300
  Accounts receivable, less allowance for doubtful
    accounts of  $328,520 and $266,120                             8,609,964         9,163,755
  Inventories                                                      8,651,304         8,297,918
  Deferred tax assets, net                                           321,309           297,545
  Prepaid expenses and other current assets                          857,420           832,460
                                                                ------------      ------------
      Total current assets                                        18,496,367        18,651,978
Property and equipment, at cost, net of accumulated
  depreciation and amortization of $1,173,151
  and $1,153,237                                                     148,451           164,130
Other assets                                                         213,740           214,203
                                                                ------------      ------------

      Totals                                                    $ 18,858,558      $ 19,030,311
                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable under line of credit                             $  3,704,753      $  2,622,390
  Current portion of long-term debt                                  257,510           307,080
  Accounts payable                                                 1,648,406         4,626,583
  Accrued expenses and other liabilities                           3,708,667         2,080,918
                                                                ------------      ------------
      Total current liabilities                                    9,319,336         9,636,971
Long-term debt, net of current portion                               625,733           690,274
                                                                ------------      ------------
      Total liabilities                                            9,945,069        10,327,245
                                                                ------------      ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none issued                                               --                --
  Common stock, $.01 par value; 40,000,000 shares
    authorized; 2,261,018 shares issued and outstanding               22,611            22,611
  Additional paid-in capital                                       6,496,359         6,496,359
  Retained earnings                                                2,433,519         2,223,096
  Less receivable in connection with equity transactions             (39,000)          (39,000)
                                                                ------------      ------------
      Total stockholders' equity                                   8,913,489         8,703,066
                                                                ------------      ------------

      Totals                                                    $ 18,858,558      $ 19,030,311
                                                                ============      ============

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                2002          2001
                                                             ----------    ----------
Net sales                                                    $5,707,857    $5,013,797
                                                             ----------    ----------

Operating expenses:
  Cost of sales                                               3,895,216     3,518,719
  Selling, general and administrative expenses                1,412,567     1,179,805
                                                             ----------    ----------
      Totals                                                  5,307,783     4,698,524
                                                             ----------    ----------

Operating income                                                400,074       315,273

Interest expense, net of interest income of $672 and $673        60,651       121,779
                                                             ----------    ----------

Income before provision for income taxes                        339,423       193,494

Provision for income taxes                                      129,000        77,500
                                                             ----------    ----------

Net income                                                   $  210,423    $  115,994
                                                             ==========    ==========

Net earnings per share:
  Basic                                                      $      .09    $      .05
                                                             ==========    ==========

  Diluted                                                    $      .09    $      .05
                                                             ==========    ==========

Weighted average shares outstanding:
  Basic                                                       2,261,018     2,261,018
                                                             ==========    ==========

  Diluted                                                     2,420,056     2,328,333
                                                             ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

                                                                                 Receivable in
                                 Common Stock         Additional                  Connection       Total
                            ---------------------      Paid-in       Retained     With Equity   Stockholders'
                             Shares       Amount       Capital       Earnings    Transactions     Equity
                            ---------     -------     ----------    ----------   -------------  -----------
Balance, January 1, 2002    2,261,018     $22,611     $6,496,359    $2,223,096    $ (39,000)     $8,703,066

Net income                                                             210,423                      210,423
                            ---------     -------     ----------    ----------    ---------      ----------
Balance, March 31, 2002     2,261,018     $22,611     $6,496,359    $2,433,519    $ (39,000)     $8,913,489
                            =========     =======     ==========    ==========    =========      ==========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                   2002           2001
                                                               -----------     ---------
Operating activities:
  Net income                                                   $   210,423     $ 115,994
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                   19,914        54,989
    Provision for doubtful accounts                                 62,400        32,428
    Deferred income taxes                                          (23,764)      (21,925)
    Changes in operating assets and liabilities:
      Accounts receivable                                          491,391      (480,747)
      Inventories                                                 (353,386)     (426,602)
      Prepaid expenses and other current assets                    (24,960)       10,015
      Other assets                                                     463       (26,582)
      Accounts payable, accrued expenses and other
        liabilities                                             (1,350,428)       67,751
                                                               -----------     ---------
        Net cash used in operating activities                     (967,947)     (674,679)
                                                               -----------     ---------

Investing activities -- purchases of property and equipment         (4,235)      (39,970)
                                                               -----------     ---------

Financing activities:
  Proceeds from note payable under line of credit, net of
    repayments                                                   1,082,363       821,446
  Repayments of long-term debt                                    (114,111)     (213,881)
                                                               -----------     ---------
        Net cash provided by financing activities                  968,252       607,565
                                                               -----------     ---------

Net decrease in cash and cash equivalents                           (3,930)     (107,084)

Cash and cash equivalents, beginning of period                      60,300       213,920
                                                               -----------     ---------

Cash and cash equivalents, end of period                       $    56,370     $ 106,836
                                                               ===========     =========

See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- Organization and basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of March 31, 2002, their results of operations and cash flows for the three months ended March 31, 2002 and 2001 and their changes in stockholders' equity for the three months ended March 31, 2002. Sel-Leb and Ales are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 2001 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

Certain accounts in the 2001 condensed consolidated financial statements have been reclassified to conform with the 2002 presentations.


Note 2 -- Earnings per share:

As further explained in Note 1 in the 10-KSB, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which require the presentation of "basic" and, if appropriate, "diluted" earnings per common share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -- Earnings per share (concluded):

In computing diluted earnings per share for the three months ended March 31, 2002 and 2001, the assumed exercise of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:

                                                                  2002          2001
                                                              ----------    ----------
      Basic weighted average shares outstanding                2,261,018     2,261,018
      Shares arising from assumed exercise of:
        Options                                                  135,736        67,215
        Warrants (A)                                              23,302
                                                              ----------    ----------

    Diluted weighted average shares outstanding                2,420,056     2,328,233
                                                              ==========    ==========

(A)  The warrants expired on April 15, 2002.

Note 3 -- Note payable under line of credit:

As further explained in Note 3 in the 10-KSB, during December 1998, the Company entered into a loan agreement pursuant to which Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") is providing the Company with a credit facility (the "Facility"). Based on the latest amendments to the loan agreement, as of March 31, 2002, the Facility consists of a revolving line of credit, with maximum borrowings of $3,800,000 against the Company's eligible accounts receivable and inventories through October 31, 2002, and three term loans (see
Note 4 in the 10-KSB). Borrowings under the revolving line of credit, which totaled $3,704,753 at March 31, 2002, bear interest, which is payable monthly, at 2.75% above the 30-day London Interbank Offering Rate (an effective rate of 4.63% as of March 31, 2002). Outstanding borrowings under the Facility are secured by substantially all of the Company's assets.

Note 4 -- Stock options and warrants:

Descriptions of the Company's stock option plans and other information related to stock options and warrants are included in Note 5 in the 10-KSB. Certain information related to options outstanding at March 31, 2002 and changes in options outstanding during the three months ended March 31, 2002 are summarized below:

                                                      Shares         Weighted
                                                        or           Average
                                                       Price      Exercise Price
    Outstanding at January 1, 2002                     650,008        $2.19
    Canceled                                            (1,150)        2.50
                                                      ---------

    Outstanding at March 31, 2002                      648,858        $2.19
                                                      =========       =====

    Options exercisable at March 31, 2002              536,887
                                                      ========

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 -- Goodwill:

As of March 31, 2002, goodwill, which is comprised of costs in excess of net assets of acquired businesses, had an immaterial carrying value that was included in other assets. Through December 31, 2001, goodwill was being amortized on a straight-line basis over periods not exceeding ten years. Goodwill amortization totaled approximately $8,500 in the three months ended March 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives will no longer be systematically amortized. Instead such assets will be subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests established by SFAS 142 that will be made at least annually. The Company was required to apply the provisions of SFAS 142 and discontinue amortization effective as of January 1, 2002. The Company will also be required to make its first impairment tests no later than December 31, 2002. Management expects that these tests will not have any significant effects on the Company's consolidated financial position and results of operations.

Note 6 -- Segment information:

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

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 -- Segment information (concluded):

Net sales, cost of sales and other related segment information for the three months ended March 31, 2002 and 2001 follows:

                                                         2002             2001
                                                      -----------     -----------
    Net sales:
      Opportunity                                      $2,344,079      $2,479,160
      Cosmetics                                         3,363,778       2,534,637
                                                      -----------     -----------
         Totals                                         5,707,857       5,013,797
                                                      -----------     -----------

    Cost of sales:
      Opportunity                                       1,693,664       1,558,731
      Cosmetics                                         2,201,552       1,959,988
                                                      -----------     -----------
         Totals                                         3,895,216       3,518,719

    Selling, general and administrative expenses        1,412,567       1,179,805
                                                      -----------     -----------
         Total operating expenses                       5,307,783       4,698,524
                                                      -----------     -----------

    Operating income                                      400,074         315,273

    Interest expense, net                                  60,651         121,779
                                                    -------------    ------------

    Income before provision for income taxes          $   339,423     $   193,494
                                                    =============     ===========


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

Except as described below, relating to Goodwill, the accounting policies and estimates used as of December 31, 2001 and as outlined in the Company's previously filed Form 10-KSB, have been applied consistently for the quarter ended March 31, 2002.

GOODWILL -- Goodwill is comprised of costs in excess of net assets of acquired businesses that were being amortized on a straight-line basis over periods not exceeding ten years. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives will no longer be systematically amortized. Instead such assets will be subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests established by SFAS 142 that will be made at least annually. The Company began to apply the provisions of SFAS 142 effective January 1, 2002, and discontinued amortization effective as of that date. During the three months ended March 31, 2001, Goodwill amortization totaled approximately $8,500. The Company will also be required to make its first impairment tests no later than December 31, 2002. The effects of these tests on the Company's consolidated financial postiion and results of operations has not been determined. As of March 31, 2002, goodwill had an immaterial carrying value that was included in other assets.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS: Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001


The Company has two principal business segments (see Note 6 to the Company's Condensed Consolidated Financial Statements - Unaudited) - Opportunity and Cosmetics.

                                                            MARCH 31, 2002       MARCH 31, 2001            $CHANGE
                                                            --------------       --------------            -------
Net sales:
    Opportunity                                                $2,344,079           $2,479,160           $ (135,081)(A)
    Cosmetics                                                  $3,363,778           $2,534,637           $  829,141(B)
                                                               ----------           ----------           ----------

               Total net sales                                 $5,707,857           $5,013,797           $  694,060
                                                               ----------           ----------           ----------
Cost of sales:
    Opportunity                                                $1,693,664           $1,558,731           $  134,933(C)
    Cosmetics                                                  $2,201,552           $1,959,988           $  241,564(D)
                                                               ----------           ----------           ----------

              Total cost of sales                              $3,895,216           $3,518,719           $  376,497


Selling, general and administrative expenses                   $1,412,567           $1,179,805           $  232,762(E)
                                                               ----------           ----------           ----------

              Total operating expenses                         $5,307,783           $4,698,524           $  609,259
                                                               ----------           ----------           ----------

Operating income                                               $  400,074           $  315,273           $   84,801
Interest expense, net                                          $   60,651           $  121,779           $  (61,128)(F)
                                                               ----------           ----------           ----------

Income before income taxes                                     $  339,423           $  193,494           $  145,929
                                                               ==========           ==========           ==========

(A) The net decrease in sales in this segment of our business was approximately $135,000 and resulted primarily from the decline in sales of a line of specially purchased merchandise that neared complete sell-off in the fourth quarter of 2001. As a result, this merchandise had less availability during the first-quarter of 2002. This was partially offset during the quarter ended March 31, 2002, by sales of a product line that was introduced during the third quarter of 2001.

(B) During the three months ended March 31, 2002, as compared to the quarter ended March 31, 2001, sales for this segment of our business increased primarily as a result of growth in the electronic media portion of our business.

(C) Cost of sales for the "Opportunity" segment of our business increased from approximately 63% of sales in the first three months of 2001 to 72% of sales in the first three months of 2002. The increased cost resulted primarily from reduced sales of the line of specially purchased merchandise that had yielded higher margins.

(D) Cost of sales for the "Cosmetic" segment of our business was approximately 77% of sales for the three months ended March 31, 2001 as compared to 65% for the three months ended March 31, 2002. This resulted primarily from higher sales in the electronic media portion of the business, which typically yield higher margins.

(E) Selling, general and administrative expenses consist principally of payroll, rent, commissions, royalties, insurance, professional fees, and travel and promotional expenses. The increase during the three months ended March 31, 2002 versus the three months ended March 31, 2001 is primarily the result of higher costs due to more sales being made through outside sales agencies and the electronic media, which have higher associated selling expenses.

(F) The decrease in interest expense during the three month period ended March 31, 2002 versus the three month period ended March 31, 2001 resulted primarily from less borrowings outstanding, coupled with reductions in the borrowing rate.

Liquidity and Capital Resources

At March 31, 2002 we had working capital of approximately $9,177,000 including cash and cash equivalents of approximately $56,000. Cash and cash equivalents decreased during the three months ended March 31, 2002 from approximately $60,000 to $56,000 as more fully discussed below.

During the three months ended March 31, 2002 our operating activities used cash and cash equivalents of approximately $968,000. This consisted primarily of paying down accounts payable, accrued expenses and other liabilities by approximately $1,350,000 and the acquisition of additional inventories of approximately $353,000, offset by approximately $210,000 in net income and net collections on accounts receivable of approximately $491,000.

In addition, during the three months ended March 31, 2002, our financing activities provided approximately $968,000 of cash and cash equivalents. The primary change was an increase in borrowings under our credit line of approximately $1,082,000, partially offset by payments of principal on long-term debt of approximately $114,000.

In December, 1998 we entered into a credit facility ("Facility") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"), as more fully described in Notes 3 and 4 to the annual report which has been previously filed on Form 10-KSB, and in Note 3 of the Condensed Consolidated Financial Statements at March 31, 2002. At March 31, 2002, the credit facility provided for the following:

        1) A revolving line of credit through October 31, 2002 with maximum borrowings of $3,800,000 against the Company's eligible accounts receivable and inventories through October 31, 2002. At March 31, 2002 we had $3,704,753 outstanding under the revolving line of credit, representing a net increase in our borrowings under the revolving line of credit of $1,082,363 from December 31, 2001. As of May 13, 2002 the outstanding balance under the revolving line of credit was $3,604,879.

        2) A $900,000 term loan originated in December 1998 payable in monthly installments of $10,714 plus interest through January 2006. This term loan had an outstanding balance of $492,857 as of March 31, 2002.

        3) A $500,000 term loan originated in October 1999 payable in monthly installments of $8,333 plus interest through November 2004. This term loan had an outstanding balance of $275,004 as of March 31, 2002.

        4) A $600,000 term loan originating in January, 2001 having an outstanding balance of $50,000 as of December 31, 2001, which was repaid during January, 2002.

The revolving line of credit with Merrill Lynch requires interest to be paid monthly at 2.75% above the 30 day London Interbank offering (LIBOR) rate (an effective rate of 4.63% at March 31, 2002).

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

In addition to the Merrill Lynch credit facility, on September 26, 1997 and December 28, 1999, the Company entered into two other 6% term loans in the amount of $100,000 each. As of March 31, 2002, $41,946 and $73,440 were outstanding under the 1997 loan and 1999 loan, respectively.

As of May 13, 2002, the outstanding balance under all term loans was $840,447.

The tables below summarize our long term debt and our lease commitments as of March 31, 2002:

                                          Payments Due by Period
                              --------------------------------------------------
Long term Obligations                   Less than      1-3       4-5      After
As of March 31, 2002            Total     1 year      years     years    5 years
                                -----   ---------     -----     -----    -------
Merill Lynch                  $768,000   $229,000   $539,000       --      --
Other                         $115,000   $ 29,000   $ 86,000       --      --

                                   Amount of Commitment Expiration Per Period
                              --------------------------------------------------
                                Total
Total Lease Commitments        Amounts  Less than      1-3       4-5       Over
As of March 31, 2002          Committed   1 year      years     years    5 years
                                -----   ---------     -----     -----    -------
495 River Street              $573,000   $275,000   $298,000      --       --



The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months assuming that the Company's Facility is extended or adequate alternative financing arrangements are obtained by the Company. In the event the Company's plans change, due to unanticipated expenses or difficulties or otherwise, or if the working capital and projected cash flow otherwise are insufficient to fund operations, or if the Company's Facility is not extended on satisfactory terms, or at all, the Company could be required to seek financing sooner than currently anticipated. Except for the revolving credit portion of the Facility, which expires on October 31, 2002, and the various term loans, the Company has no current arrangements with respect to, or sources of, financing. Accordingly, there can be no assurance that financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain adequate financing when needed would have a material adverse effect on the Company. In addition, any equity financing obtained by the Company could involve substantial dilution to the interests of the Company's stockholders.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     None

B.   Reports on Form 8-K


     No reports on Form 8-K were filed by the registrant during the three month period ended March 31, 2002.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SEL-LEB MARKETING, INC.

                                  /s/ Jack Koegel
                                  ----------------------------
                                  Jack Koegel
                                  Vice Chairman and Chief Operating Officer


                                  /s/ George Fischer
                                  ----------------------------
                                  George Fischer
                                  Chief Financial Officer (As principal
                                  financial and accounting officer)

May 14, 2002