Form 10QSB
period 2002-06-30
SEL-LEB MARKETING INC
filed 2002-08-14
CIK 934853

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2002

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

                                 Yes [X] No [ ]

State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date: 2,325,527 shares of common stock as of August 13, 2002.

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                                                                            PAGE

Part I -- Financial Information

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets at June 30, 2002
            (Unaudited) and December 31, 2001                                  2

            Condensed Consolidated Statements of Income
            Six Months Ended June 30, 2002 and 2001 (Unaudited)                3

            Condensed Consolidated Statements of Income
            Three Months Ended June 30, 2002 and 2001 (Unaudited)              4

            Condensed Consolidated Statement of Changes in
            Stockholders' Equity Six Months Ended June 30, 2002 (Unaudited)    5

            Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2002 and 2001 (Unaudited)                6

            Notes to Condensed Consolidated Financial Statements            7-11

Item 2.  Management's Discussion and Analysis or Plan of Operation         12-16

Part II -- Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 6.  Exhibits and Reports on Form 8-K                                     18

Signatures                                                                    19

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001


                                                       June 30,     December 31,
                      ASSETS                             2002           2001
                                                     -----------    -----------
                                                     (Unaudited)      (Note 1)

Current assets:
  Cash and cash equivalents                          $    44,581    $    60,300
  Accounts receivable, less allowance for
    doubtful accounts of $349,490 and $266,120         5,885,946      9,163,755
  Inventories                                         10,038,641      8,297,918
  Deferred tax assets, net                               365,670        297,545
  Prepaid expenses and other current assets            1,047,038        832,460
                                                     -----------    -----------
        Total current assets                          17,381,876     18,651,978
Property and equipment, at cost, net of
  accumulated depreciation and amortization
  of $1,200,745 and $1,153,237                           190,114        164,130
Other assets                                             213,277        214,203
                                                     -----------    -----------

        Totals                                       $17,785,267    $19,030,311
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable under line of credit                  $ 3,339,518    $ 2,622,390
  Current portion of long-term debt                      528,978        307,080
  Accounts payable                                     1,931,116      4,626,583
  Accrued expenses and other liabilities               1,882,502      2,080,918
                                                     -----------    -----------
        Total current liabilities                      7,682,114      9,636,971
Long-term debt, net of current portion                 1,034,257        690,274
                                                     -----------    -----------
        Total liabilities                              8,716,371     10,327,245
                                                     -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized;
    none issued                                               --             --
  Common stock, $.01 par value;
    40,000,000 shares authorized;
    2,324,213 and 2,261,018 shares
    issued and outstanding                                23,242         22,611
  Additional paid-in capital                           6,610,288      6,496,359
  Retained earnings                                    2,474,366      2,223,096
  Less receivable in connection with
    equity transactions                                  (39,000)       (39,000)
                                                     -----------    -----------
        Total stockholders' equity                     9,068,896      8,703,066
                                                     -----------    -----------

        Totals                                       $17,785,267    $19,030,311
                                                     ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                         2002           2001
                                                      -----------    ----------

Net sales                                             $10,532,970    $9,562,246
                                                      -----------    ----------
Operating expenses:
  Cost of sales                                         7,171,020     7,110,433
  Selling, general and administrative expenses          2,813,058     2,097,417
                                                      -----------    ----------
      Totals                                            9,984,078     9,207,850
                                                      -----------    ----------

Operating income                                          548,892       354,396
                                                      -----------    ----------
Other income (expense):
  Interest expense                                       (130,522)     (226,446)
  Income from litigation settlement                                     280,000
                                                      -----------    ----------
      Totals                                             (130,522)       53,554
                                                      -----------    ----------

Income before provision for income taxes                  418,370       407,950

Provision for income taxes                                167,100       163,180
                                                      -----------    ----------
Net income                                            $   251,270    $  244,770
                                                      ===========    ==========


Net earnings per share:
  Basic                                                      $.11          $.11
                                                             ====          ====

  Diluted                                                    $.10          $.11
                                                             ====          ====

Weighted average shares outstanding:
  Basic                                                 2,269,203     2,261,018
                                                        =========     =========

  Diluted                                               2,433,786     2,318,633
                                                        =========     =========


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                          2002          2001
                                                       ----------    ----------

Net sales                                              $4,825,113    $4,548,449
                                                       ----------    ----------

Operating expenses:
  Cost of sales                                         3,275,804     3,591,714
  Selling, general and administrative expenses          1,400,491       917,612
                                                       ----------    ----------
      Totals                                            4,676,295     4,509,326
                                                       ----------    ----------

Operating income                                          148,818        39,123
                                                       ----------    ----------

Other income (expense):
  Interest expense                                        (69,871)     (104,667)
  Income from litigation settlement                                     280,000
                                                       ----------    ----------
      Totals                                              (69,871)      175,333
                                                       ----------    ----------

Income before provision for income taxes                   78,947       214,456

Provision for income taxes                                 38,100        85,680
                                                       ----------    ----------

Net income                                             $   40,847    $  128,776
                                                       ==========    ==========


Net earnings per share:
  Basic                                                      $.02          $.06
                                                             ====          ====

  Diluted                                                    $.02          $.06
                                                             ====          ====

Weighted average shares outstanding:
  Basic                                                 2,277,297     2,261,018
                                                        =========     =========

  Diluted                                               2,438,283     2,302,977
                                                        =========     =========


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                                                                                    Receivable in
                                                Common Stock             Additional                   Connection         Total
                                           ----------------------         Paid-in        Retained     with Equity    Stockholders'
                                             Shares        Amount         Capital        Earnings     Transactions       Equity
                                           ---------      -------       ----------      ----------      --------       ----------
Balance, January 1, 2002                   2,261,018      $22,611       $6,496,359      $2,223,096      $(39,000)      $8,703,066

Exercise of stock options                     63,195          631           87,499                                         88,130

Effects of issuance of stock
    options in exchange for
    services                                                                26,430                                         26,430

Net income                                                                                 251,270                        251,270
                                           ---------      -------       ----------      ----------      --------       ----------

Balance, June 30, 2002                     2,324,213      $23,242       $6,610,288      $2,474,366      $(39,000)      $9,068,896
                                           =========      =======       ==========      ==========      ========       ==========


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                         2002           2001
                                                     -----------    -----------

Operating activities:
  Net income                                         $   251,270    $   244,770
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Depreciation and amortization                         47,508        116,735
    Provision for doubtful accounts                      187,200         33,826
    Deferred income taxes                                (68,125)       (35,615)
    Effects of issuance of stock options
      in exchange for services                            26,430
    Changes in operating assets and liabilities:
      Accounts receivable                              3,090,609       (497,359)
      Inventories                                     (1,740,723)    (1,249,488)
      Prepaid expenses and other current assets         (214,578)      (215,924)
      Other assets                                           926        (25,447)
      Accounts payable, accrued expenses and
        other liabilities                             (2,893,883)     1,017,830
                                                     -----------    -----------
          Net cash used in operating activities       (1,313,366)      (610,672)
                                                     -----------    -----------

Investing activities - purchases of property
  and equipment                                          (73,492)       (45,237)
                                                     -----------    -----------

Financing activities:
  Proceeds from note payable under
    line of credit, net of repayments                    717,128        879,158
  Proceeds from long-term debt                           750,000
  Repayments of long-term debt                          (184,119)      (432,036)
  Proceeds from exercise of stock options                 88,130
  Decrease in receivable in connection
    with equity transactions                                              3,000
                                                     -----------    -----------
          Net cash provided by financing activities    1,371,139        450,122
                                                     -----------    -----------

Net decrease in cash and cash equivalents                (15,719)      (205,787)

Cash and cash equivalents, beginning of period            60,300        213,920
                                                     -----------    -----------

Cash and cash equivalents, end of period             $    44,581    $     8,133
                                                     ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Organization and basis of presentation:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of June 30, 2002, their results of operations for the six and three months ended June 30, 2002 and 2001, their changes in stockholders' equity for the six months ended June 30, 2002 and their cash flows for the six months ended June 30, 2002 and 2001. Sel-Leb and Ales are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 2001 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

            The consolidated results of operations for the six and three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

            Certain  accounts  in  the  2001  condensed  consolidated  financial
            statements   have  been   reclassified  to  conform  with  the  2002
            presentations.


Note 2 - Earnings per share:

            As further explained in Note 1 in the 10-KSB, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" which require the presentation of "basic" and, if appropriate, "diluted" earnings per common share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - Earnings per share (concluded):

            In computing diluted earnings per share for the six and three months ended June 30, 2002 and 2001, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:

                                        Six Months Ended     Three Months Ended
                                            June 30,              June 30,
                                      --------------------  --------------------
                                         2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------

            Basic weighted average
               shares outstanding     2,269,203  2,261,018  2,277,297  2,261,018
            Shares arising from
               assumed exercise of:
               Stock options            144,565     57,615    160,986     41,959
               Warrants (A)              20,018
                                      ---------  ---------  ---------  ---------


            Diluted weighted average
              shares outstanding      2,433,786  2,318,633  2,438,283  2,302,977
                                      =========  =========  =========  =========

            (A)   The warrants expired on April 15, 2002.


Note 3 - Note payable under line of credit:

            As further explained in Note 3 in the 10-KSB, during December 1998, the Company entered into a loan agreement pursuant to which Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") is providing the Company with a credit facility (the "Facility"). Based on the latest amendments to the loan agreement as of June 6, 2002, the Facility consists of a revolving line of credit, with maximum borrowings of $3,800,000 against the Company's eligible accounts receivable and inventories through October 31, 2002, and a term loan (see Note 4 herein). Borrowings under the revolving line of credit, which totaled $3,339,518 at June 30, 2002, bear interest, which is payable monthly, at 2.75% above the 30-day London Interbank Offering Rate (an effective rate of 4.58% as of June 30, 2002). Outstanding borrowings under the Facility are secured by substantially all of the Company's assets.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Long-term debt:

            As explained in Note 4 in the 10-KSB, long-term debt at December 31, 2001 included three term loans with an aggregate principal balance of $875,000 that were payable in monthly installments to Merrill Lynch under the Facility and due to mature at various dates through January 2006. Based on the latest amendments to the loan agreement for the Facility, the Company received proceeds of $1,498,808 from a new term loan in June 2002, of which $748,808 was applied to the repayment of the remaining balances of the prior term loans and $750,000 was applied to reduction of the balance outstanding under the revolving line of credit (see Note 3 herein). The new term loan, which had a balance of $1,454,922 as of June 30, 2002, is payable in monthly installments of principal of $41,634 through July 2005 plus interest at 2.75% above the 30-day London Interbank Offering Rate (an effective rate of 4.58% as of June 30, 2002). Outstanding borrowings under the new term loan are also secured by substantially all of the Company's assets.


Note 5 - Standby letter of credit:

            On July 11, 2002, the Company issued a standby letter of credit in the amount of $350,000 on behalf of one of its suppliers. The maximum amount the Company may borrow under the revolving line of credit (see Note 3 herein) is reduced by the amount guaranteed pursuant to the standby letter of credit. As of August 13, 2002, no drawings have been made against the standby letter of credit.


Note 6 - Stock options and warrants:

            Descriptions of the Company's stock option plans and other information related to stock options and warrants are included in
            Note 5 in the 10-KSB. Certain information related to options outstanding at June 30, 2002 and changes in options outstanding during the six months ended June 30, 2002 are summarized below:

                                                     Shares       Weighted
                                                       or          Average
                                                      Price    Exercise Price
                                                     -------   --------------

            Outstanding at January 1, 2002           650,008       $2.19
            Granted                                   37,500(A)     2.15
            Exercised                                (63,195)       1.39
            Canceled                                  (1,150)       2.50
                                                     -------

            Outstanding at June 30, 2002             623,163       $2.27
                                                     =======       =====

            Options exercisable at June 30, 2002     508,080
                                                     =======

      -----------
      (A) Includes options to purchase 16,000 shares of common stock granted to nonemployees which had an aggregate fair value of $26,430 as of the respective dates of grant. The fair value was recorded as a charge to compensation expense and an increase in additional paid-in capital in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Goodwill:

            As of June 30, 2002, goodwill, which is comprised of costs in excess of net assets of acquired businesses, had an immaterial carrying value that was included in other assets. Through December 31, 2001, goodwill was being amortized on a straight-line basis over periods not exceeding ten years. Goodwill amortization totaled approximately $17,000 and $8,500 in the six and three months ended June 30, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives will no longer be systematically amortized. Instead such assets will be subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests established by SFAS 142 that will be made at least annually. The Company was required to apply the provisions of SFAS 142 and discontinue amortization effective as of January 1, 2002. The Company will also be required to make its first impairment tests no later than December 31, 2002. Management expects that these tests will not have any significant effects on the Company's consolidated financial position and results of operations.


Note 8 - Segment information:

            The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales and gross margins in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments: "Opportunity" and "Cosmetics". The Opportunity segment is comprised of the operations connected with the acquisition, sale and distribution of name-brand and off-brand products which are purchased from manufacturers, wholesalers or retailers as a result of close-outs, overstocks and/or changes in the packaging of brand name items. The Cosmetics segment is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" and "tie-in" and branded cosmetics and health and beauty aid products and designer and all other fragrances.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 - Segment information (concluded):

            Net sales, cost of sales and other related segment information for the six and three months ended June 30, 2002 and 2001 follows:

                                                                  Six Months                     Three Months
                                                                Ended June 30,                  Ended June 30,
                                                          --------------------------       -------------------------
                                                              2002           2001             2002           2001
                                                          -----------     ----------       ----------     ----------
            Net sales:
                Opportunity                               $ 4,294,416     $4,196,761       $1,950,337     $1,717,601
                Cosmetics                                   6,238,554      5,365,485        2,874,776      2,830,848
                                                          -----------     ----------       ----------     ----------
                    Totals                                 10,532,970      9,562,246        4,825,113      4,548,449
                                                          -----------     ----------       ----------     ----------

            Cost of sales:
                Opportunity                                 3,118,590      2,714,051        1,424,926      1,123,730
                Cosmetics                                   4,052,430      4,396,382        1,850,878      2,467,984
                                                          -----------     ----------       ----------     ----------
                    Totals                                  7,171,020      7,110,433        3,275,804      3,591,714

            Selling, general and administrative expenses    2,813,058      2,097,417        1,400,491        917,612
                                                          -----------     ----------       ----------     ----------
                    Total operating expenses                9,984,078      9,207,850        4,676,295      4,509,326
                                                          -----------     ----------       ----------     ----------

            Operating income                                  548,892        354,396          148,818         39,123

            Other income (expense):
                Interest expense, net                        (130,522)      (226,446)         (69,871)      (104,667)
                Income from litigation settlement                            280,000                         280,000
                                                          -----------     ----------       ----------     ----------

            Income before provision for income taxes      $   418,370     $  407,950       $   78,947     $  214,456
                                                          ===========     ==========       ==========     ==========


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

Except as related to accounting for Goodwill, which is described below, the accounting policies and estimates used as of December 31, 2001 and as outlined in the Company's previously filed Form 10-KSB, have been applied consistently for the six months ended June 30, 2002.

Goodwill is comprised of costs in excess of net assets of acquired businesses that were being amortized on a straight line basis over periods not exceeding ten years. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives will no longer be systematically amortized. Instead such assets will be subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests established by SFAS 142 that will be made at least annually. The Company began to apply the provisions of SFAS 142 effective January 1, 2002, and discontinued amortization effective as of that date. During the six months and three months ended June 30, 2001, Goodwill amortization totaled approximately $17,000 and $8,500, respectively. The Company will also be required to make its first impairment tests no later than December 31, 2002. The effects of these tests on the Company's consolidated financial position and results of operations has not been determined. As of June 30, 2002, goodwill had an immaterial carrying value that was included in other assets.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS: Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

The Company has two principal business segments (see Note 8 to the Company's Condensed Consolidated Financial Statements - Unaudited) - Opportunity and Cosmetics.

                                     JUNE 30, 2002  JUNE 30, 2001  $ CHANGE
                                     -------------  -------------  ---------
Net sales:
   Opportunity                        $ 4,294,416    $4,196,761    $  97,655(A)
   Cosmetics                          $ 6,238,554    $5,365,485    $ 873,069(B)
                                      -----------    ----------    ---------

      Total net sales                 $10,532,970    $9,562,246    $ 970,724
                                      -----------    ----------    ---------

Cost of sales:
   Opportunity                        $ 3,118,590    $2,714,051    $ 404,539(C)
   Cosmetics                          $ 4,052,430    $4,396,382    $(343,952)(D)
                                      -----------    ----------    ---------

      Total cost of sales             $ 7,171,020    $7,110,433    $  60,587

Selling, general and
  administrative expenses             $ 2,813,058    $2,097,417    $ 715,641(E)
                                      -----------    ----------    ---------

      Total operating expenses        $ 9,984,078    $9,207,850    $ 776,228
                                      -----------    ----------    ---------

Operating income                      $   548,892    $  354,396    $ 194,496
                                      -----------    ----------    ---------

Other Income                          $         0    $  280,000    $(280,000)(F)
Interest expense, net                 $  (130,522)   $ (226,446)   $  95,924(G)
                                      -----------    ----------    ---------

      Total Other Income (Expense)    $  (130,522)   $   53,554    $(184,076)
                                      -----------    ----------    ---------

Income before income taxes            $   418,370    $  407,950    $  10,420
                                      ===========    ==========    =========


     (A) The net increase in sales in this segment of our business in the six months ended June 30, 2002 resulted primarily from sales of a product line that was introduced during the third quarter of 2001. This was partially offset by the decline in sales of a line of specially purchased merchandise that neared complete sell-off in the fourth quarter of 2001.

     (B) During the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, sales for this segment of our business increased primarily as a result of growth in the branded cosmetics and designer fragrances portion of our business.

     (C) Cost of sales for the "Opportunity" segment of our business increased to approximately 73% of sales in the six months ended June 30, 2002 from approximately 65% of sales in the six months ended June 30, 2001. The increased cost resulted primarily from reduced sales of the line of specially purchased merchandise that had yielded higher margins.

     (D) Cost of sales for the "Cosmetic" segment of our business decreased to approximately 65% of sales for the six months ended June 30, 2002 as compared to approximately 82% of sales for the six months ended June 30, 2001. This resulted primarily from higher sales of branded cosmetics and designer fragrances, which typically yield higher margins.

     (E) Selling, general and administrative expenses consist principally of payroll, rent, commissions, royalties, insurance, professional fees, and travel and promotional expenses. The increase during the six months ended June 30, 2002 as compared with the six months ended June 30, 2001 is primarily the result of higher costs due to more sales being made through outside sales agencies and the electronic media, which have higher associated selling expenses.

     (F) Other income represents proceeds from the settlement of a legal action brought against one of the Company's licensors for an alleged breach of contract.

     (G) The decrease in interest expense during the six month period ended June 30, 2002 versus the six month period ended June 30, 2001 resulted primarily from less borrowings outstanding, coupled with reductions in the borrowing rate.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS: Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

The Company has two principal business segments (see Note 8 to the Company's Condensed Consolidated Financial Statements - Unaudited) - Opportunity and Cosmetics.

                                     JUNE 30, 2002  JUNE 30, 2001  $ CHANGE
                                     -------------  -------------  ---------
Net sales:
   Opportunity                         $1,950,337    $1,717,601    $ 232,736(A)
   Cosmetics                           $2,874,776    $2,830,848    $  43,928(B)
                                       ----------    ----------    ---------

       Total net sales                 $4,825,113    $4,548,449    $ 276,664
                                       ----------    ----------    ---------

Cost of sales:
   Opportunity                         $1,424,926    $1,123,730    $ 301,196(C)
   Cosmetics                           $1,850,878    $2,467,984    $(617,106)(D)
                                       ----------    ----------    ---------

       Total cost of sales             $3,275,804    $3,591,714    $(315,910)

Selling, general and
  administrative expenses              $1,400,491    $  917,612    $ 482,879(E)
                                       ----------    ----------    ---------

       Total operating expenses        $4,676,295    $4,509,326    $ 166,969
                                       ----------    ----------    ---------

Operating income                       $  148,818    $   39,123    $ 109,695
                                       ----------    ----------    ---------
Other Income                           $        0    $  280,000    $(280,000)(F)
Interest expense, net                  $  (69,871)   $ (104,667)   $  34,796(G)
                                       ----------    ----------    ---------

       Total Other Income (Expense)    $  (69,871)   $  175,333    $(245,204)
                                       ----------    ----------    ---------

Income before income taxes             $   78,947    $  214,456    $(135,509)
                                       ==========    ==========    =========


     (A) The net increase in sales in this segment of our business resulted primarily from sales of a product line that was introduced during the third quarter of 2001. This was partially offset by the decline in sales of a line of specially purchased merchandise that neared complete sell-off in the fourth quarter of 2001.

     (B) The change in cosmetic sales represents less than a 2% difference versus the 2nd quarter of 2001. This change was primarily due to changes in the sales mix.

     (C) Cost of sales for the "Opportunity" segment of our business increased to 73% of sales in the second quarter of 2002 from approximately 65% of sales in the second quarter of 2001. The increased cost resulted primarily from reduced sales of the line of specially purchased merchandise that had yielded higher margins.

     (D) Cost of sales for the "Cosmetic" segment of our business decreased to approximately 64% of sales for the second quarter of 2002 from approximately 87% of sales for the second quarter of 2001. This resulted primarily from higher sales of branded cosmetics and designer fragrances, which typically yield higher margins.

     (E) Selling, general and administrative expenses consist principally of payroll, rent, commissions, royalties, insurance, professional fees, and travel and promotional expenses. The increase during the three months ended June 30, 2002 as compared with the three months ended June 30, 2001 is primarily the result of higher costs due to more sales being made through outside sales agencies and the electronic media, which have higher associated selling expenses.

     (F) Other income represents proceeds from the settlement of a legal action brought against one of the Company's licensors for an alleged breach of contract.

     (G) The decrease in interest expense during the three month period ended June 30, 2002 as compared with the three month period ended June 30, 2001 resulted primarily from lower outstanding borrowing levels, coupled with reductions in the borrowing rate.

Liquidity and Capital Resources

At June 30, 2002 we had working capital of approximately $9,700,000. This balance included cash and cash equivalents, which decreased during the six months ended June 30, 2002 from approximately $60,000 to $45,000, resulting from our operating, investing and financing activities, as more fully discussed below.

During the six months ended June 30, 2002, our operating activities used cash and cash equivalents of approximately $1,313,000. This consisted primarily of paying down accounts payable, accrued expenses and other liabilities of approximately $2,894,000 and the acquisition of additional inventories of approximately $1,741,000, offset by net income of approximately $251,000 and net collections of accounts receivable of approximately $3,091,000.

During the six months ended June 30, 2002, our investing activities used cash and cash equivalents of approximately $73,000 for the acquisition of property and equipment.

During the six months ended June 30, 2002, our financing activities provided cash and cash equivalents of approximately $1,371,000. This consisted primarily of increased borrowings under our credit line of approximately $717,000 and proceeds from new long-term debt of $750,000, more fully discussed in Notes 3 and 4 of the Condensed Consolidated Financial Statements at June 30, 2002. These additional borrowings were partially offset by payments of principal on long-term debt of approximately $184,000. Proceeds from issuance of shares in connection with the exercise of options were approximately $88,000.

In December, 1998 we entered into a credit facility ("Facility") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"), as more fully described in Notes 3 and 4 to the annual report which has been previously filed on Form 10-KSB, and in Notes 3, 4 and 5 of the Condensed Consolidated Financial Statements at June 30, 2002. At June 30, 2002, the credit facility provided for the following:

     1) A revolving line of credit through October 31, 2002 with maximum borrowings of $3,800,000 (with $350,000 allocated for a standby letter of credit, more fully described below) against the Company's eligible accounts receivable and inventories through October 31, 2002. At June 30, 2002 we had $3,339,518 outstanding under the revolving line of credit, representing a net increase in our borrowings under the revolving line of credit of $717,128 from December 31, 2001. As of August 13, 2002 the outstanding balance under the revolving line of credit was $3,109,453. On July 11, 2002, the Company issued a standby letter of credit in the amount of $350,000 on behalf of one of its suppliers. The maximum amount the company may borrow under the revolving line of credit (see Note 3 to the attached Condensed Consolidated Financial Statements) is reduced by the amount guaranteed pursuant to the standby letter of credit. As of August 13, 2002, no drawings have been made against the standby letter of credit.

     2) A $1,498,808 term loan originated in June, 2002. Of the total proceeds, $748,808 was applied to the repayment of the remaining balances of prior term loans, and $750,000 was applied to reduction of the balance outstanding under the revolving line of credit. The loan is payable in monthly installments of $41,634 plus interest through July 2005. The loan had an outstanding balance of $1,454,922 as of June 30, 2002.

The Facility requires interest to be paid monthly at 2.75% above the 30 day London Interbank Offering (LIBOR) rate (an effective rate of 4.58% at June 30,
2002).

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

In addition to the Merrill Lynch credit facility, on September 26, 1997 and December 28, 1999, the Company entered into two other 6% term loans in the amount of $100,000 each. As of June 30, 2002, $38,173 and $70,140 were outstanding under the 1997 loan and 1999 loan, respectively.

As of August 13, 2002, the outstanding balance under all term loans was $1,516,826.

The tables below summarize our long term debt and our lease commitments as of June 30, 2002:

                             PAYMENTS DUE BY PERIOD
                             ----------------------

Long term Obligations                Less than     1-3          4-5       After
As of June 30, 2002       Total       1 year      years        years     5 years
                        ----------   --------   ----------   --------    -------

Merrill Lynch           $1,455,000   $500,000    $955,000        --         --
Other                   $  108,000   $ 29,000    $ 79,000        --         --


                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                   ------------------------------------------

                           Total
Total Lease Commitments   Amounts    Less than     1-3         4-5        Over
As of June 30, 2002      Committed    1 year      years       years      5 years
                        ----------   --------   ----------   --------    -------

495 River Street        $  497,000   $275,000    $222,000       --         --


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

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 30, 2002. At the Annual Meeting, the shareholders of the Company voted upon the election of six directors with all six nominees being elected. The votes cast with respect to the election of directors are set forth below. No other directors' term of office continued after the Annual Meeting.

The votes were cast as follows:

PROPOSAL NO. 1

                                    NUMBER OF VOTES              NUMBER OF VOTES
NAME                                      FOR                        WITHHELD
----------------                    ---------------              ---------------

Harold Markowitz                       1,555,545                      3,948

Paul Sharp                             1,555,545                      3,948

Jorge Lazaro                           1,555,545                      3,948

Jack Koegel                            1,551,545                      7,948

Stanley R. Goodman                     1,551,545                      7,948

Edward C. Ross                         1,551,545                      7,948

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

        10.1 Merrill Lynch Term Loan and Security Agreement
        10.2 Merrill Lynch Collateral Installment Note
        10.3 Merrill Lynch Unconditional Guaranty
        10.4 Merrill Lynch Security Agreement
        99.1 Certification Pursuant to 18 U.S.C. Section 1350

B.      Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the three month period ended June 30, 2002.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SEL-LEB MARKETING, INC.

                                           /s/ George Fischer
                                           ------------------

                                           George Fischer
                                           Chief Financial Officer
                                           As both duly authorized
                                           officer of the registrant and
                                           as principal financial officer
                                           of registrant

August 14, 2002