Form 10QSB
period 2002-09-30
SEL-LEB MARKETING INC
filed 2002-11-15
CIK 934853

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                For the quarterly period ended September 30, 2002

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

                                Yes [X]   No [ ]

State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date: 2,325,527 shares of common stock as of November 14, 2002.

Transitional Small Business Disclosure Format (check one):

                                Yes [ ]   No [X]

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY


                                                                            PAGE
                                                                            ----
Part I - Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2002
           (Unaudited) and December 31, 2001                                  2

           Condensed Consolidated Statements of Operations
           Nine Months Ended September 30, 2002 and 2001 (Unaudited)          3

           Condensed Consolidated Statements of Operations
           Three Months Ended September 30, 2002 and 2001 (Unaudited)         4

           Condensed Consolidated Statement of Changes in Stockholders'
             Equity
           Nine Months Ended September 30, 2002 (Unaudited)                   5

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2002 and 2001 (Unaudited)          6

           Notes to Condensed Consolidated Financial Statements             7-11

Item 2.    Management's Discussion and Analysis or Plan of Operation       12-16

Item 3.    Controls and Procedures                                           17

Part II - Other Information                                                  17

Item 5.    Other Information                                                 17

Item 6.    Exhibits and Reports on Form 8-K                                  17

           Signature                                                         18

           Certifications Pursuant to 18 U.S.C. Section 1350               19-22

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                                     September          December
                                      ASSETS                          30, 2002          31, 2001
                                                                    ------------     ------------
                                                                                       (Note 1)
Current assets:
     Cash and cash equivalents                                      $     50,881     $     60,300
     Accounts receivable, less allowance for doubtful
         accounts of $305,821 and $266,120                             4,298,057        9,163,755
     Inventories                                                      10,298,549        8,297,918
     Deferred tax assets, net                                            317,959          297,545
     Prepaid expenses and other current assets                         1,277,084          832,460
                                                                    ------------     ------------
              Total current assets                                    16,242,530       18,651,978
Property and equipment, at cost, net of accumulated depreciation
     and amortization of $1,229,853 and $1,153,237                       185,236          164,130
Other assets                                                             177,909          214,203
                                                                    ------------     ------------

              Totals                                                $ 16,605,675     $ 19,030,311
                                                                    ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable under line of credit                              $  3,467,249     $  2,622,390
     Current portion of long-term debt                                   529,421          307,080
     Accounts payable                                                  1,597,238        4,626,583
     Accrued expenses and other liabilities                              894,247        2,080,918
                                                                    ------------     ------------
              Total current liabilities                                6,488,155        9,636,971
Long-term debt, net of current portion                                 1,215,282          690,274
                                                                    ------------     ------------
              Total liabilities                                        7,703,437       10,327,245
                                                                    ------------     ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
         authorized; none issued                                              --               --
     Common stock, $.01 par value; 40,000,000 shares
         authorized; 2,325,527 and 2,261,018 shares issued
         and outstanding                                                  23,256           22,611
     Additional paid-in capital                                        6,613,520        6,496,359
     Retained earnings                                                 2,302,462        2,223,096
     Less receivable in connection with equity transactions              (37,000)         (39,000)
                                                                    ------------     ------------
              Total stockholders' equity                               8,902,238        8,703,066
                                                                    ------------     ------------

              Totals                                                $ 16,605,675     $ 19,030,311
                                                                    ============     ============


See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                         2002              2001
                                                     ------------     ------------
Net sales                                            $ 14,268,267     $ 15,584,778
                                                     ------------     ------------
Operating expenses:
     Cost of sales                                     10,099,287       10,931,892
     Selling, general and administrative expenses       3,851,375        3,506,409
                                                     ------------     ------------
         Totals                                        13,950,662       14,438,301
                                                     ------------     ------------
Operating income                                          317,605        1,146,477
                                                     ------------     ------------
Other income (expense):
     Interest expense                                    (185,329)        (311,829)
     Income from litigation settlement                                     280,000
     Gain on sales of property and equipment                                18,950
                                                     ------------     ------------
         Totals                                          (185,329)         (12,879)
                                                     ------------     ------------

Income before provision for income taxes                  132,276        1,133,598
Provision for income taxes                                 52,910          466,292
                                                     ------------     ------------
Net income                                           $     79,366     $    667,306
                                                     ============     ============
Net earnings per share:
     Basic                                                   $.03             $.30
                                                             ====             ====
     Diluted                                                 $.03             $.29
                                                             ====             ====
Weighted average shares outstanding:
     Basic                                              2,288,073        2,261,018
                                                        =========        =========
     Diluted                                            2,437,070        2,319,828
                                                        =========        =========





See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                2002            2001
                                                            -----------     -----------
Net sales                                                   $ 3,735,297     $ 6,022,532
                                                            -----------     -----------
Operating expenses:
     Cost of sales                                            2,928,267       4,008,830
     Selling, general and administrative expenses             1,038,317       1,221,621
                                                            -----------     -----------
         Totals                                               3,966,584       5,230,451
                                                            -----------     -----------
Operating income (loss)                                        (231,287)        792,081
                                                            -----------     -----------
Other income (expense):
     Interest expense                                           (54,807)        (85,383)
     Gain on sales of property and equipment                                     18,950
                                                            -----------     -----------
         Totals                                                 (54,807)        (66,433)
                                                            -----------     -----------
Income (loss) before provision (credit) for income taxes       (286,094)        725,648

Provision (credit) for income taxes                            (114,190)        303,112
                                                            -----------     -----------
Net income (loss)                                           $  (171,904)    $   422,536
                                                            ===========     ===========
Net earnings (loss) per share:
     Basic                                                        $(.07)           $.19
                                                                  =====            ====
     Diluted                                                                       $.18
                                                                                   ====
Weighted average shares outstanding:
     Basic                                                    2,325,199       2,261,018
                                                              =========       =========
     Diluted                                                                  2,322,071
                                                                              =========







See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                                        Receivable in
                                        Common Stock         Additional                   Connection         Total
                                 ------------------------     Paid-in       Retained     with Equity     Stockholders'
                                   Shares         Amount      Capital       Earnings     Transactions       Equity
                                 ----------    ----------    ----------    ----------   --------------   -------------
Balance, January 1, 2002          2,261,018    $   22,611    $6,496,359    $2,223,096     $  (39,000)     $8,703,066

Partial payment of balance
    of receivable                                                                              2,000           2,000

Exercise of stock options            64,509           645        90,731                                       91,376

Effects of issuance of stock
    options in exchange for
    services                                                     26,430                                       26,430

Net income                                                                     79,366                         79,366
                                 ----------    ----------    ----------    ----------     ----------      ----------

Balance, September 30, 2002       2,325,527    $   23,256    $6,613,520    $2,302,462     $  (37,000)     $8,902,238
                                  =========    ==========    ==========    ==========     ==========      ==========










See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                                2002            2001
                                                                            -----------     -----------
Operating activities:
     Net income                                                             $    79,366     $   667,306
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization                                           76,616         173,978
         Provision for doubtful accounts                                        219,500         133,425
         Gain on sales of property and equipment                                                (18,950)
         Deferred income taxes                                                  (20,414)        (55,115)
         Effects of issuance of stock options in exchange for
              services                                                           26,430
         Changes in operating assets and liabilities:
              Accounts receivable                                             4,646,198      (2,511,195)
              Inventories                                                    (2,000,631)       (187,645)
              Prepaid expenses and other current assets                        (444,624)        (87,579)
              Other assets                                                       36,294         (23,656)
              Accounts payable, accrued expenses and other
                  liabilities                                                (4,216,016)      1,851,729
                                                                            -----------     -----------
                     Net cash used in operating activities                   (1,597,281)        (57,702)
                                                                            -----------     -----------
Investing activities:
     Purchases of property and equipment                                        (97,722)        (45,767)
     Proceeds from sales of property and equipment                                               51,046
                                                                            -----------     -----------
                     Net cash provided by (used in) investing activities        (97,722)          5,279
                                                                            -----------     -----------
Financing activities:
     Net proceeds from (net repayments of) note payable under
         line of credit                                                       1,094,859         554,331
     Proceeds from long-term debt                                               750,000
     Repayments of long-term debt                                              (252,651)       (645,941)
     Proceeds from exercise of stock options                                     91,376
     Decrease in receivable in connection with equity transactions                2,000           3,000
                                                                            -----------     -----------
                     Net cash provided by (used in) financing activities      1,685,584         (88,610)
                                                                            -----------     -----------

Net decrease in cash and cash equivalents                                        (9,419)       (141,033)

Cash and cash equivalents, beginning of period                                   60,300         213,920
                                                                            -----------     -----------

Cash and cash equivalents, end of period                                    $    50,881     $    72,887
                                                                            ===========     ===========



See Notes to Condensed Consolidated Financial Statements.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Organization and basis of presentation:
          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Sel-Leb Marketing, Inc. ("Sel-Leb") and its 80%-owned subsidiary, Ales Signature, Ltd. ("Ales"), as of September 30, 2002, their results of operations for the nine and three months ended September 30, 2002 and 2001, their changes in stockholders' equity for the nine months ended September 30, 2002 and their cash flows for the nine months ended September 30, 2002 and 2001. Sel-Leb and Ales are referred to together herein as the "Company." Information included in the condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended December 31, 2001 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB.

          The consolidated results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

          Certain  accounts  in  the  2001  condensed   consolidated   financial
          statements   have  been   reclassified   to  conform   with  the  2002
          presentations.


Note 2 - Earnings per share:
          As further explained in Note 1 in the 10-KSB, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" which require the presentation of "basic" earnings (loss) per common share and, if appropriate, "diluted"
          earnings per common share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - Earnings per share (concluded):
          In computing diluted earnings per share for the nine months ended September 30, 2002 and 2001 and the three months ended September 30, 2001, the assumed exercise of all of the Company's outstanding stock options and warrants, adjusted for the application of the treasury stock method, would have increased the weighted average number of common shares outstanding as shown in the table below:

                                                               Nine Months Ended      Three Months
                                                                  September 30,           Ended
                                                             ---------------------      September
                                                                2002        2001        30, 2001
                                                             ---------   ---------    ------------
             Basic weighted average shares outstanding       2,288,073   2,261,018     2,261,018
             Shares arising from assumed exercise of:
                  Stock options                                136,928      58,810        61,053
                  Warrants (A)                                  12,069
                                                             ---------   ---------     ---------

             Diluted weighted average shares outstanding     2,437,070   2,319,828     2,322,071
                                                             =========   =========     =========

             (A) The warrants expired on April 15, 2002.

          Since the Company had a net loss for the three months ended September 30, 2002, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive. Accordingly, the basic and diluted loss per share and weighted average share amounts are the same for that period.


Note 3 - Note payable under line of credit:
          As further explained in Note 3 in the 10-KSB, during December 1998, the Company entered into a loan agreement pursuant to which Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") is providing the Company with a credit facility (the "Facility"). Based on the terms of the loan agreement in effect as of September 30, 2002, the Facility consisted of a revolving line of credit, with maximum borrowings of $3,800,000 (before adjustment as a result of the new term loan arrangement originating October 18, 2002) against the Company's eligible accounts receivable and inventories, and a term loan (see Note 4 herein). Borrowings under the revolving line of credit totaled $3,717,249 at September 30, 2002, of which $3,467,249 was classified as a current liability and, based on the terms of an agreement with Merrill Lynch on October 18, 2002 described in Note 8 herein, $250,000 was classified as a noncurrent liability. Borrowings under the line of credit bear interest, which is payable monthly, at 2.75% above the 30-day London Interbank Offering Rate (an effective rate of 4.57% as of September 30, 2002). As of September 30, 2002, all remaining borrowings under the revolving line of credit were payable on October 31, 2002; however, the due date was subsequently extended to October 31, 2003 (see Note 8 herein). Borrowings from Merrill Lynch are secured by substantially all of the Company's assets.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 4 - Long-term debt:
          As explained in Note 4 in the 10-KSB, long-term debt at December 31, 2001 included three term loans with an aggregate principal balance of $875,000 that were payable in monthly installments to Merrill Lynch under the Facility and due to mature at various dates through January 2006. Based on amendments to the loan agreement for the Facility, the Company received proceeds of $1,498,808 from a new term loan (the "Amended Term Loan") in June 2002, of which $748,808 was applied to the repayment of the remaining balances of the prior term loans and $750,000 was applied to the reduction of the balance outstanding under the revolving line of credit (see Note 3 herein). The Amended Term Loan, which had a balance of $1,393,569 as of September 30, 2002, is payable in monthly installments of principal of $41,634 through June 2005 plus interest at 2.75% above the 30-day London Interbank Offering Rate (an effective rate of 4.57% as of September 30, 2002).

          Long-term debt as of September 30, 2002 includes $250,000 that was reclassified from the balance payable under the revolving line of credit based on the agreement for the new term loan with Merrill Lynch dated October 18, 2002, described in Note 8, herein that extended the due date for borrowings in that amount from October 31, 2002 to October 31, 2004.

          Borrowings from Merrill Lynch are secured by substantially all of the Company's assets.


Note 5 - Stock options and warrants:
          Descriptions of the Company's stock option plans and other information related to stock options and warrants are included in Note 5 in the 10-KSB. Certain information related to options outstanding at September 30, 2002 and changes in options outstanding during the nine months ended September 30, 2002 are summarized below:

                                                                      Weighted
                                                         Shares        Average
                                                           or         Exercise
                                                          Price         Price
                                                        --------      --------
            Outstanding at January 1, 2002               650,008       $ 2.19
            Granted                                       37,500(A)      2.15
            Exercised                                    (64,509)        1.42
            Canceled                                    (111,400)        2.91
                                                        --------

            Outstanding at September 30, 2002            511,599       $ 2.13
                                                        ========       ======

            Options exercisable at September 30, 2002    403,633
                                                        ========

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5 - Stock options and warrants (concluded):
          (A) Includes options to purchase 16,000 shares of common stock granted to nonemployees which had an aggregate fair value of $26,430 as of the respective dates of grant. The fair value was recorded as a charge to compensation expense and an increase in additional paid-in capital in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").


Note 6 - Goodwill:
          As of September 30, 2002, goodwill, which is comprised of costs in excess of net assets of acquired businesses, had an immaterial carrying value that was included in other assets. Through December 31, 2001, goodwill was being amortized on a straight-line basis over periods not exceeding ten years. Goodwill amortization totaled approximately $25,500 and $8,500 in the nine and three months ended September 30, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives will no longer be systematically amortized. Instead such assets will be subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests established by SFAS 142 that will be made at least annually. The Company was required to apply the provisions of SFAS 142 and discontinue amortization effective as of January 1, 2002. The Company will also be required to make its first impairment tests no later than December 31, 2002. Management expects that these tests will not have any significant effects on the Company's consolidated financial position and results of operations.


Note 7 - Segment information:
          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
          Enterprise and Related Information" ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales and gross margins in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments:
          "Opportunity" and "Cosmetics". The Opportunity segment is comprised of the operations connected with the acquisition, sale and distribution of name-brand and off-brand products which are purchased from manufacturers, wholesalers or retailers as a result of close-outs, overstocks and/or changes in the packaging of brand name items. The
          Cosmetics segment is comprised of the acquisition, sale and distribution of all other products, including "celebrity endorsed" and "tie-in" and branded cosmetics and health and beauty aid products and designer and all other fragrances.

                     SEL-LEB MARKETING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Segment information (concluded):
          Net sales, cost of sales and other related segment information for the nine and three months ended September 30, 2002 and 2001 follows:

                                               Nine Months Ended            Three Months Ended
                                                  September 30,                 September 30,
                                        ----------------------------    ----------------------------
                                            2002            2001            2002            2001
                                        ------------    ------------    ------------    ------------
Net sales:
    Opportunity                         $  6,052,560    $  6,894,847    $  1,758,144    $  2,698,086
    Cosmetics                              8,215,707       8,689,931       1,977,153       3,324,446
                                        ------------    ------------    ------------    ------------
           Totals                         14,268,267      15,584,778       3,735,297       6,022,532
                                        ------------    ------------    ------------    ------------
Cost of sales:
    Opportunity                            4,540,788       4,155,837       1,422,198       1,520,053
    Cosmetics                              5,558,499       6,776,055       1,506,069       2,488,777
                                        ------------    ------------    ------------    ------------
           Totals                         10,099,287      10,931,892       2,928,267       4,008,830

Selling, general and administrative
    expenses                               3,851,375       3,506,409       1,038,317       1,221,621
                                        ------------    ------------    ------------    ------------
           Total operating expenses       13,950,662      14,438,301       3,966,584       5,230,451
                                        ------------    ------------    ------------    ------------

Operating income (loss)                      317,605       1,146,477        (231,287)        792,081
                                        ------------    ------------    ------------    ------------
Other income (expense):
    Interest expense, net                   (185,329)       (311,829)        (54,807)        (85,383)
    Income from litigation settlement                        280,000
    Gain on sales of property and
        equipment                                             18,950                          18,950
                                        ------------    ------------    ------------    ------------
           Totals                           (185,329)        (12,879)        (54,807)        (66,433)
                                        ------------    ------------    ------------    ------------
Income (loss) before provision for
   income taxes                         $    132,276    $  1,133,598    $   (286,094)   $    725,648
                                        ============    ============    ============    ============


Note 8 - Subsequent events:
          As a result of agreements with Merrill Lynch on October 18, 2002, the maximum amount of borrowings under the revolving line of credit (see
          Note 3 herein) was reduced by $250,000  from  $3,800,000 to $3,550,000 and the due date for the payment of all remaining balances was extended from October 31, 2002 to October 31, 2003. Concurrently, Merrill Lynch agreed to provide the Company with a new term loan (the "New Term Loan") in the principal amount of $500,000 comprised of new borrowings of $250,000 and, effectively, the transfer of $250,000 from the balance that had been outstanding under the revolving line of credit. The New Term Loan is payable in monthly installments of principal of $20,833 through October 31, 2004 plus interest at 2.75% above the 30-day London Interbank Offering Rate. Borrowings from Merrill Lynch under the revolving line of credit, the term loans outstanding at September 30, 2002 (see Note 4 herein) and the New Term Loan are secured by substantially all of the Company's assets.


                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and related notes thereto. This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to general trends in the retail industry (both general as well as electronic outlets), the ability of the Company to maintain its financing arrangements (or obtain satisfactory alternative financing) on favorable terms, or at all, the ability of the Company to successfully implement any future expansion plans, consumer acceptance of any products developed and sold by the Company, the ability of the Company to develop its "celebrity" product business, the ability of the Company to sell its specially purchased merchandise at favorable prices, on a timely basis or at all, the ability of the Company to adequately source products that it sells to its customers, and other factors set forth herein or in reports and other documents filed by the Company with the SEC. In addition, quarterly results in the Company's two business segments do not necessarily indicate trends in the Company's overall business operations, due to the timing of special purchases, special sales and large sales to any one particular customer.

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

Except as related to accounting for Goodwill, which is described below, the accounting policies and estimates used as of December 31, 2001 and as outlined in the Company's previously filed Form 10-KSB, have been applied consistently for the nine and three months ended September 30, 2002.

Goodwill is comprised of costs in excess of net assets of acquired businesses that were being amortized on a straight line basis over periods not exceeding ten years. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives will no longer be systematically amortized. Instead such assets will be subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests established by SFAS 142 that will be made at least annually. The Company began to apply the provisions of SFAS 142 effective January 1, 2002, and discontinued amortization effective as of that date. During the nine months and three months ended September 30, 2001, Goodwill amortization totaled approximately $25,500 and $8,500, respectively. The Company will also be required to make its first impairment tests no later than December 31, 2002. The effects of these tests on the Company's consolidated financial position and results of operations have not been determined. As of September 30, 2002, goodwill had an immaterial carrying value that was included in other assets.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS: Nine Months Ended September 30,
2002
Compared to the Nine Months Ended September 30, 2001

The Company has two principal business segments (see Note 7 to the Company's Condensed Consolidated Financial Statements - Unaudited) - Opportunity and Cosmetics.

                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                    2002           2001          $ CHANGE
                                               ------------    ------------    ------------
Net sales:
   Opportunity                                 $  6,052,560    $  6,894,847    $   (842,287)(A)
   Cosmetics                                      8,215,707       8,689,931        (474,224)(B)
                                               ------------    ------------    ------------
      Total net sales                            14,268,267      15,584,778      (1,316,511)
                                               ------------    ------------    ------------
Cost of sales:
   Opportunity                                    4,540,788       4,155,837         384,951(C)
   Cosmetics                                      5,558,499       6,776,055      (1,217,556)(D)
                                               ------------    ------------    ------------
      Total cost of sales                        10,099,287      10,931,892        (832,605)

Selling, general and administrative expenses      3,851,375       3,506,409         344,966(E)
                                               ------------    ------------    ------------
      Total operating expenses                   13,950,662      14,438,301        (487,639)
                                               ------------    ------------    ------------
Operating income                                    317,605       1,146,477        (828,872)
                                               ------------    ------------    ------------
Other Income                                              0         298,950        (298,950)(F)
Interest expense, net                              (185,329)       (311,829)        126,500(G)
                                               ------------    ------------    ------------
      Total Other Income (Expense)                 (185,329)        (12,879)       (172,450)
                                               ------------    ------------    ------------
Income before income taxes                     $    132,276    $  1,133,598    $ (1,001,322)
                                               ============    ============    ============

(A) The decrease in sales in this segment of our business in the nine months ended September 30, 2002 resulted primarily from a decline in sales of a line of specially purchased merchandise that neared complete sell-off in the fourth quarter of 2001 (approximately $300,000 for the nine months ended September 30, 2002 versus approximately $1,700,000 for the same period in 2001). The Company anticipated mitigating this decline with sales to new customers. However, one of the major new customers placed significant Christmas orders for delivery in the fourth quarter, rather than third quarter, of 2002. The Company's historical experience with other retailers has been that goods for the Christmas holiday season typically ship in the third quarter.

(B) During the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, sales for this segment of our business decreased primarily as a result of a decline in sales through electronic media (a decrease for the nine months ended September 30, 2002 of approximately $751,000 for this segment versus the same period in 2001), partially offset by the growth in the branded cosmetics and designer fragrances portion of our business.

(C) Cost of sales for the "Opportunity" segment of our business increased to approximately 75% of sales in the nine months ended September 30, 2002 from approximately 60% of sales in the nine months ended September 30, 2001. The increased cost resulted primarily from reduced sales of the line of specially purchased merchandise as referred to in (A) above, that had yielded higher margins.

(D) Cost of sales for the "Cosmetic" segment of our business decreased to approximately 68% of sales for the nine months ended September 30, 2002 as compared to approximately 78% of sales for the nine months ended September 30, 2001. This resulted primarily from higher sales of branded cosmetics and designer fragrances, which typically yield higher margins.

(E) Selling, general and administrative expenses consist principally of payroll, rent, commissions, royalties, insurance, professional fees, and travel and promotional expenses. The increase during the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001 is primarily the result of higher costs due to more sales being made through outside sales agencies and the electronic media, which have higher associated selling expenses (an increase of approximately $415,000 in 2002 over 2001 for these expenses).

(F) Other income for the nine months ended September 30, 2001 primarily represents proceeds from the settlement of a legal action brought against one of the Company's licensors for an alleged breach of contract, in the amount of $280,000. The balance of Other income was gains from the sale of certain equipment which was no longer being used.

(G) The decrease in interest expense during the nine month period ended September 30, 2002 versus the nine month period ended September 30, 2001 resulted primarily from reductions in the borrowing rate.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS: Three Months Ended September 30, 2002
Compared to the Three Months Ended September 30, 2001

The Company has two principal business segments (see Note 7 to the Company's Condensed Consolidated Financial Statements - Unaudited) - Opportunity and Cosmetics.

                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                    2002           2001          $ CHANGE
                                               ------------    ------------    ------------
Net sales:
   Opportunity                                 $ 1,758,144     $ 2,698,086     $  (939,942)(A)
   Cosmetics                                     1,977,153       3,324,446      (1,347,293)(B)
                                               -----------     -----------     -----------
      Total net sales                            3,735,297       6,022,532      (2,287,235)
                                               -----------     -----------     -----------
Cost of sales:
   Opportunity                                   1,422,198       1,520,053         (97,855)(C)
   Cosmetics                                     1,506,069       2,488,777        (982,708)(D)
                                               -----------     -----------     -----------
      Total cost of sales                        2,928,267       4,008,830      (1,080,563)

Selling, general and administrative expenses     1,038,317       1,221,621        (183,304)(E)
                                               -----------     -----------     -----------
      Total operating expenses                   3,966,584       5,230,451      (1,263,867)
                                               -----------     -----------     -----------
Operating income (loss)                           (231,287)        792,081      (1,023,368)
                                               -----------     -----------     -----------
Other Income                                             0          18,950         (18,950)(F)
Interest expense, net                              (54,807)        (85,383)         30,576(G)
                                               -----------     -----------     -----------
      Total Other Income (Expense)                 (54,807)        (66,433)        (11,626)
                                               -----------     -----------     -----------
Income before income taxes                     $  (286,094)    $   725,648     $(1,011,742)
                                               ===========     ===========     ===========

(A) The decrease in sales in this segment of our business in the three months ended September 30, 2002 resulted primarily from a decline in sales of a line of specially purchased merchandise that neared complete sell-off in the fourth quarter of 2001. The Company anticipated mitigating this decline with sales to new customers. However, one of the major new customers placed significant Christmas orders for delivery in the fourth quarter, rather than the third quarter, of 2002. The Company's historical experience with other retailers has been that goods for the Christmas holiday season typically ship in the third quarter.

(B) During the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, sales for this segment of our business decreased primarily as a result of declines in sales through electronic media and reduced sales of fragrances due to the sale of the fragrance line in August 2001.

(C) Cost of sales for the "Opportunity" segment of our business increased to 81% of sales in the third quarter of 2002 from approximately 56% of sales in the third quarter of 2001. The increased cost resulted primarily from a change in the sales mix whereby sales of the line of specially purchased merchandise, which had yielded higher than normal margins, were significantly lower in the third quarter of 2002 as compared with 2001.

(D) Cost of sales for the "Cosmetic" segment of our business increased to approximately 76% of sales for the third quarter of 2002 from approximately 75% of sales for the third quarter of 2001. This resulted primarily from reduced sales in the electronic media portion of our business, which typically yield higher margins.

(E) Selling, general and administrative expenses consist principally of payroll, rent, commissions, royalties, insurance, professional fees, and travel and promotional expenses. The decrease during the three months ended September 30, 2002 as compared with the three months ended September 30, 2001 is primarily the result of reduced sales for the third quarter of 2002 as compared with the same period in 2001, being made through outside sales agencies and the electronic media, which generally have higher associated selling expenses and vary in direct relation to sales.

(F) Other income for the three months ended September 30, 2001 represents gains from the sale of certain equipment which is no longer being used in our operations.

(G) The decrease in interest expense during the three month period ended September 30, 2002 as compared with the three month period ended September 30, 2001 resulted primarily from reductions in the borrowing rate.

Liquidity and Capital Resources

At September 30, 2002 we had working capital of approximately $9,754,000. This balance included cash and cash equivalents, which decreased during the nine months ended September 30, 2002 from approximately $60,000 to $51,000, resulting from our operating, investing and financing activities, as more fully discussed below.

During the nine months ended September 30, 2002, our operating activities used cash and cash equivalents of approximately $1,597,000. This consisted primarily of paying down accounts payable, accrued expenses and other liabilities of approximately $4,216,000, the acquisition of additional inventories of approximately $2,001,000 in anticipation of increased fourth quarter sales, and increases to Prepaid expenses and other assets of approximately $445,000 (primarily consisting of advance payments to key suppliers for the purchase of inventory to be received in the fourth quarter), offset by net income of approximately $79,000 and net collections of accounts receivable of approximately $4,646,000. In addition, we wrote-off approximately $220,000 of doubtful accounts and recognized depreciation and amortization expense of approximately $80,000, both non-cash expenses.

During the nine months ended September 30, 2002, our investing activities used cash and cash equivalents of approximately $98,000 for the acquisition of property and equipment.

During the nine months ended September 30, 2002, our financing activities provided cash and cash equivalents of approximately $1,686,000. This consisted primarily of increased borrowings under our credit line of approximately $1,095,000 and proceeds from new long-term debt of $750,000, more fully discussed in Notes 3 and 4 of the Condensed Consolidated Financial Statements at September 30, 2002. These additional borrowings were partially offset by payments of principal on long-term debt of approximately $253,000. In addition, we received proceeds from issuance of shares in connection with the exercise of options of approximately $91,000.

In December, 1998 we entered into a credit facility ("Facility") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"), as more fully described in Notes 3 and 4 to the annual report which has been previously filed on Form 10-KSB, and in Notes 3 and 4 of the Condensed Consolidated Financial Statements at September 30, 2002. At September 30, 2002, the credit facility provided for the following:

     1) A revolving line of credit through October 31, 2002 with maximum borrowings of $3,550,000 against the Company's eligible accounts receivable and inventories through October 31, 2002 (as adjusted for the new term loan arrangement, originating October 18, 2002, described below). At September 30, 2002 we had approximately $3,467,000 outstanding under the revolving line of credit (as adjusted for the new term loan arrangement, originating October 18, 2002, described below and in Note 8 of the Condensed Consolidated Financial Statements at September 30, 2002), representing a net increase in our borrowings under the revolving line of credit of approximately $845,000 from December 31, 2001. As of November 14, 2002 the outstanding balance under the revolving line of credit was $3,384,829. A standby letter of credit previously issued in the amount of $350,000 on behalf of one of our suppliers, as discussed in the Company's Form 10-QSB dated June 30, 2002, was cancelled during the third quarter. No drawings had been made against the standby letter of credit.

     2) A $1,498,808 term loan originated in June, 2002. The loan is payable in monthly installments of $41,634 plus interest through July 2005. The loan had an outstanding balance of approximately $1,394,000 as of September 30, 2002.

On October 18, 2002, the Company and Merrill Lynch amended the credit facility to provide a second term loan in the amount of $500,000. This loan is payable in monthly installments of $20,833 plus interest through October 2004. Simultaneously, the maximum borrowings under the revolving credit line were reduced by $250,000 to $3,550,000. As a result of these transactions, $250,000 of the credit line balance has been reclassified from current to long term debt in the Financial Statements, footnotes and other discussions in this Form 10-QSB.

The Facility requires interest to be paid monthly at 2.75% above the 30 day London Interbank Offering (LIBOR) rate (an effective rate of 4.57% at September 30, 2002).

In addition to the Merrill Lynch credit facility, on September 26, 1997 and December 28, 1999, the Company entered into two other 6% term loans in the amount of $100,000 each. As of September 30, 2002, $34,343 and $66,790 were outstanding under the 1997 loan and 1999 loan, respectively.

As of November 14, 2002, the outstanding balance under all term loans was $1,906,588.

The tables below summarize our long term debt and our lease commitments as of September 30, 2002:

                             PAYMENTS DUE BY PERIOD

Long term Obligations                                       Up to           1-3          4-5        After
As of September 30, 2002                       Total        1 year         years        years      5 years
                                            ----------     ---------     ---------    --------    --------
Merrill Lynch, originated June, 2002        $1,394,000     $500,000      $894,000        --          --
Merrill Lynch, originated October, 2002(A)  $  250,000                   $250,000
Other                                       $  101,000     $ 30,000      $ 49,000     $ 22,000       --

(A) See Notes 3 and 4 to the Condensed Consolidated Financial Statements.


                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

                                               Total
Total Lease Commitments                       Amounts        Up to           1-3          4-5        Over
As of September 30, 2002                     Committed       1 year         years        years      5 years
                                            ----------      ---------     ---------    --------    --------
495 River Street                             $ 447,000      $298,000      $149,000        --          --

The Company anticipates that its working capital, together with anticipated cash flow from the Company's operations, will be sufficient to satisfy the Company's cash requirements for at least twelve months since the Company's Facility was recently extended. In the event the Company's plans change, due to unanticipated expenses or difficulties or otherwise, or if the working capital and projected cash flow otherwise are insufficient to fund operations, or if the Company's Facility is not extended beyond its current expiration date of October 31, 2003, on satisfactory terms, or at all, the Company could be required to seek financing sooner than currently anticipated. Except for the revolving credit portion of the Facility, which expires on October 31, 2003, and the various term loans, the Company has no current arrangements with respect to, or sources of, financing. Accordingly, there can be no assurance that financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain adequate financing when needed would have a material adverse effect on the Company. In addition, any equity financing obtained by the Company could involve substantial dilution to the interests of the Company's stockholders.

ITEM 3.   CONTROLS AND PROCEDURES

     a) DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Paul Sharp, the Company's President and CEO and George Fischer, our Principal Accounting Officer and CFO, supervised and participated in this evaluation. Based on this evaluation, Messrs. Sharp and Fischer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

     b) INTERNAL CONTROLS. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.


PART II   OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     1. Effective November 15, 2002, Mr. Jack Koegel resigned as the Chief Operating Officer of the Company. He will continue to serve as a member of the Company's Board of Directors.

     2. The Company's Audit Committee has approved the following non-audit services provided by the Company's external auditor, JH Cohn:
               -- the rendering of tax advice
               -- non design/implementation computer support services

          This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.        Exhibits

          10.1a  Merrill Lynch letter re: Amendment to Loan Documents

          10.1b Merrill Lynch WCMA(R) Reducing Revolver(SM) Loan and Security Agreement

          10.1c  Merrill Lynch Unconditional Guaranty

          10.1d  Merrill Lynch Security Agreement

          10.2   Merrill Lynch letter re: Loan Documents Amendment and Extension

          99.1   Certification Pursuant to 18 U.S.C. Section 1350

B.        Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the three month period ended September 30, 2002.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SEL-LEB MARKETING, INC.

                                               /s/ George Fischer
                                               -----------------------
                                               George Fischer
                                               Chief Financial Officer
                                               As both duly authorized
                                               officer of the registrant
                                               and as principal financial
                                               officer of registrant

November 14, 2002

                                  CERTIFICATION


I, Paul Sharp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sel-Leb Marketing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directions (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November  14, 2002                 /s/ Paul Sharp
                                           -------------------------------------
                                                         Paul Sharp
                                           President and Chief Executive Officer

                                  CERTIFICATION


I, George Fischer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sel-Leb Marketing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directions (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002                         /s/  George Fischer
                                                 -----------------------------
                                                       George Fischer
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit        Description
-------        -----------------------------------------------------------------

10.1a          Merrill Lynch letter re: Amendment to Loan Documents

10.1b          Merrill Lynch WCMA(R) Reducing Revolver(SM) Loan
                 and Security Agreement

10.1c          Merrill Lynch Unconditional Guaranty

10.1d          Merrill Lynch Security Agreement

10.2           Merrill Lynch letter re: Loan Documents Amendment and Extension

99.1           Certification Pursuant to 18 U.S.C. Section 1350